Form 10-K
period 2019-12-31
CARLISLE COMPANIES INC
filed 2020-02-10
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

www.carlisle.com

Commission File Number 1-9278
CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State of incorporation)	(I.R.S. Employer I.D. No)
16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254
(Address of principal executive office, including zip code)
(480) 781-5000
(Telephone)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	CSL	New York Stock Exchange
Preferred Stock Purchase Rights, $1 par value	n/a	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $7.8 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2019.
As of February 3, 2020, 55,914,732 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 are incorporated by reference in Part III.

PART I
Item 1.  Business.
Overview
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified, global manufacturer of highly engineered products. Our Company website is www.carlisle.com, through which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). All references to "Notes" refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Business Strategy
We strive to be the market leader of highly engineered products in the various markets we serve. Under Vision 2025, our key pillars include: dedication to driving above market growth, utilizing the Carlisle Operating System (“COS”) consistently to drive efficiencies and operating leverage, building scale with synergistic acquisitions, continuing to invest in and develop exceptional talent, and deploying capital into capital expenditures, share repurchases and dividends.
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
As noted above, a significant part of our strategy is to build scale with synergistic acquisitions. Synergies considered in making an acquisition include consolidation opportunities, technology, customer dispersion, operating capabilities and earnings growth potential. We acquired eight businesses during 2019, which add to our existing Carlisle Construction Materials (“CCM”), Carlisle Interconnect Technologies (“CIT”) and Carlisle Fluid Technologies ("CFT") segments.
We also pursue the sale of a business when it is determined it no longer fits within the Company’s long-term goals or strategy. Accordingly, on March 20, 2018, we completed the sale of our Carlisle FoodService Products ("CFS") segment to The Jordan Company for $758.0 million (refer to Note 4).
For more details regarding acquisitions of the Company’s businesses during the past three years, refer to Note 3.
Description of Business by Segment
Carlisle Construction Materials (“CCM”)
Products, Markets and Locations
The CCM segment is a market leader in designing, manufacturing and selling ethylene propylene diene monomer rubber (“EPDM”), thermoplastic polyolefin (“TPO”) and polyvinyl chloride (“PVC”) membrane and metal roofing systems. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for all roofing applications. Roofing materials and insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. The roofing materials, including insulation, are primarily sold under the SynTec, Versico and Hunter Panels product lines in the United States of America (“U.S.” or “United States”) and throughout the world, and the Resitrix and Hertalan product lines in Europe. In addition, CCM produces metal panel roofing primarily for residential and commercial markets and offers a broad range of polyurethane products and solutions across a broad diversity of markets and applications. The segment manufactures and sells liquid and spray-applied waterproofing membranes, vapor and air barriers and HVAC duct sealants and hardware for the commercial and residential construction markets through its coatings and waterproofing operation. The segment manufactures block molded expanded polystyrene for a variety of end markets, predominantly roofing and waterproofing through its Insulfoam product line. CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands, United Kingdom ("U.K.") and Romania. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors in the United States.
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
The working capital practices for this segment include:
•Standard accounts receivable payment terms of 45 days to 90 days.
•Standard accounts payable payment terms of 30 days to 60 days.
•Inventories are maintained in sufficient quantities to meet forecasted demand.
Customer Concentration and Competition
CCM serves a large and diverse customer base; however, in 2019 two of CCM's largest customers represented 16.4% and 15.6% of this segment’s revenues and 11.0% and 10.5% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment’s revenues and operating income and the Company's consolidated revenues and operating income. Backlog orders are not a significant factor of CCM’s business and were $106.2 million and $90.1 million as of December 31, 2019 and 2018, respectively. All orders are reasonably expected to be filled in 2020.
This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line and region. As one of four major manufacturers in the single-ply industry, CCM competes through innovative products, long-term warranties and customer service. CCM offers separately-priced extended warranty contracts on certain of its products ranging from five to 40 years, the most significant being those offered on its installed single-ply roofing systems primarily in the United States, subject to certain exclusions, that covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product. The building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems in order to qualify for the warranty.
Vision 2025 Strategy
Our strategy under Vision 2025 for the CCM segment is to:
•Maintain its above average margin profile;
•Capture significant after market opportunities as buildings in the U.S. approach “re-roofing” vintage;
•Further expand our presence in niche high-growth and high-margin opportunities of the building envelope via liquid applied roofing and spray foam polyurethanes;
•Expand internationally, especially into Europe where there is a market to displace traditional asphalt roofing with EPDM roofing; and
•Expand our presence in the metal roofing market.
Key growth initiatives:
•Capture market share based on labor and energy efficiency;
•Leverage the Carlisle Experience, which delivers the right product, at the right place, at the right time, to create the preferred choice through operational excellence;
•Continued development of proprietary, differentiated products;
•Utilize training to drive a culture of continuous learning that creates brand loyalty; and
•Focus mergers and acquisitions on synergistic building envelope opportunities.

Carlisle Interconnect Technologies (“CIT”)
Products, Markets and Locations
The CIT segment is a market leader in engineering, manufacturing and selling high-performance wire, cable, connectors, contacts and cable assemblies, and satellite communication equipment for the transfer of power and data, and other manufacturing solutions primarily for the aerospace, medical, defense electronics, test and measurement equipment, and select industrial markets. This segment primarily operates manufacturing facilities in the United States, China and Mexico, with the United States, Europe and China being the primary target regions for sales. Sales are made by direct sales personnel and independent sales representatives.
Key Raw Materials
Key raw materials for this segment include gold, copper conductors that are plated with tin, nickel, or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. These raw materials are typically sourced worldwide and generally have at least two supplier sources to better assure adequate supply, except when prohibited by customer contracts, which represented less than 10% of purchases in 2019.
Seasonality and Working Capital
The working capital practices for this segment include:
•Standard accounts receivable payment terms of 30 days to 90 days.
•Standard accounts payable payment terms of 30 days to 60 days.
•Inventories are maintained in sufficient quantities to meet forecasted demand. The majority of CIT’s sales are from made-to-order products, resulting in inventories purchased on demand.
Customer Concentration and Competition
CIT serves a large and diverse customer base; however, in 2019 one customer represented 11.6% of this segment’s revenues but did not represent greater than 10% of the Company’s consolidated revenues. The loss of this customer could have a material adverse effect on this segment’s revenues and operating income. Backlog orders were $306.8 million and $319.2 million as of December 31, 2019 and 2018, respectively. Of the $306.8 million in backlog orders as of December 31, 2019, $7.6 million is not reasonably expected to be filled in 2020.
The CIT segment faces competition from numerous competitors within each of the markets it serves. While product specifications, certifications and life cycles vary by market, the CIT segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry, such as in the aerospace and medical markets that generally have high standards for product certification as deemed by the Federal Aviation Administration (“FAA”) and European Union Aviation Safety Aviation ("EASA"), and Food and Drug Administration (“FDA”), respectively. The CIT segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specific design, engineering and delivery needs on a timely basis.
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
In commercial aerospace the CIT segment is focused on:
•Increasing content per aircraft across a wide range of products;
•Being present on all key aircraft platforms; and
•Further expanding content per aircraft into passenger cabins, flight deck, and aircraft control systems.

In medical devices the CIT segment is focused on:
•Capitalizing on growing spend on medical equipment and technology, driven by an aging population in key regions, and increasing preference for minimally invasive procedures by patients, hospitals and insurance providers; and
•Growth in the attractive electrosurgical segment by leveraging current technology and customer relationships and making targeted acquisitions to grow in the high-potential cardiovascular monitoring devices market.
Key growth initiatives:
•Increase content per aircraft across all product groups;
•Build and convert medical original equipment manufacturers ("OEM") project pipeline;
•Establish new OEM relationships and drive new product development in test and measurement;
•Increase market share on defense electronics and space programs;
•Ensure organization alignment is market focused to drive accelerated organic growth; and
•Focus merger and acquisition efforts on commercial aerospace, medical technologies and test and measurement end markets.
Carlisle Fluid Technologies (“CFT”)
Products, Markets and Locations
The CFT segment designs, manufactures and sells highly engineered liquid, powder, sealants and adhesives finishing equipment and system components primarily in the automotive, automotive refinishing, aerospace, agriculture, construction, marine and rail industries. The segment operates manufacturing facilities primarily in the United States, the United Kingdom, Switzerland and Sweden, and assembly and distribution facilities in China, Japan and South Korea, with approximately 55% of its revenues outside the United States. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end-user sales. These business relationships are managed primarily through direct sales personnel worldwide.
Key Raw Materials
Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. These raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.
Seasonality and Working Capital
Approximately 17% of CFT’s annual revenues are for the development, and in some cases assembly, of large fluid handling or other application systems projects. Timing of these system sales can result in revenues that are higher in certain quarters versus other quarters within the same calendar year, particularly the fourth quarter.
The working capital practices for this segment include:
•Standard accounts receivable payment terms of 30 days to 90 days.
•Standard accounts payable payment terms of 30 days to 60 days.
•Inventories are maintained in sufficient quantities to meet forecasted demand.
Customer Concentration and Competition
CFT serves a large and diverse customer base and in 2019 no single customer accounted for 10% or more of this segment’s revenues. The loss of any single customer would not have a material adverse effect on the segment’s revenues and operating income. Backlog orders are not considered a significant factor of CFT’s business and were $26.0 million and $23.4 million as of December 31, 2019 and 2018, respectively. All orders are reasonably expected to be filled in 2020.
The CFT segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership, dependable performance and high quality at a competitive price. CFT’s products' ability to spray, mix or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the overall appearance of the applied coatings and functionality.

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
In the automotive and automotive refinish markets CFT is focused on:
•Growing sales of core spray guns in automotive OEM and automotive refinishing markets by capitalizing on strong brand recognition and solid customer advocacy among key automotive OEMs; and
•Further expanding in mixing, metering, and dispensing viscous liquids or powder coating equipment through our energy efficient pumps, leveraging those pumps to support core spray gun sales and expand in adjacent markets.
In the transportation and general industrial markets CFT is focused on:
•Leveraging the CFT brand and distribution in Asia;
•Scaling the powder business outside of Europe;
•Expanding pump sales in the attractive reciprocating pumps market;
•Entering the market for fast-set applications such as polyurethane; and
•Continuing to expand into sealants and adhesives.
Key growth initiatives:
•Expand global distribution network by developing partners in growing regions and markets;
•Expand product portfolio by quickly launching new products in adjacent markets;
•Fill gaps in existing product portfolio;
•Increase market share by driving deep customer relationships and operational excellence; and
•Focus merger and acquisition efforts on targets that precisely deliver fluid management solutions.
Carlisle Brake & Friction (“CBF”)
Products, Markets and Locations
The CBF segment designs, manufactures and sells high-performance braking products and systems and clutch transmission friction products for off-highway, on-highway, aircraft and other industrial applications. CBF also includes the performance racing group which designs, manufactures and sells high-performance motorsport braking products. The CBF segment manufactures and sells products which are sold under several brand names, such as Hawk®, Wellman® and Velvetouch®. CBF’s products are sold by direct sales personnel to OEMs, mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia and South America. Key markets served include construction, agriculture, mining, aircraft, on-highway and performance racing. Primary manufacturing facilities are located in the United States, Italy, China and the United Kingdom.
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
Seasonality and Working Capital
The working capital practices for this segment include:
•Standard accounts receivable payment terms of 30 days to 90 days.
•Standard accounts payable payment terms of 30 days to 90 days.
•Inventories are maintained in sufficient quantities to meet forecasted demand.

Customer Concentration and Competition
CBF serves a large and diverse customer base; however, in 2019 one customer represented 17.3% of this segment’s revenues but did not represent greater than 10% of the Company’s consolidated revenues. The loss of this customer could have a material adverse effect on this segment’s revenues and operating income. Backlog orders were $155.3 million and $190.8 million as of December 31, 2019 and 2018, respectively. All orders are reasonably expected to be filled in 2020.
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
Key growth initiatives:
•Product innovation by leveraging substantial research and development capabilities;
•Increase differentiated technology via expansion of carbon technology;
•Provide innovative, highly engineered vehicle solutions;
•Increase presence through capitalizing on global acceleration of growth in served regions; and
•Operational excellence through facility rationalization, COS and automation.
Intellectual Property
We own or hold the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. We have adopted a variety of measures and programs to ensure the continued validity and enforceability of our various intellectual property rights.
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $60.9 million, $55.1 million and $51.3 million, representing 1.3%, 1.2% and 1.4% of revenues in 2019, 2018 and 2017, respectively.
Environmental Matters
Refer to “Item 1A. Risk Factors” and Note 17 for information regarding environmental matters.

Labor Matters
As of December 31, 2019, we employed approximately 13,000 people, excluding approximately 2,000 contractors. Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2019, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CIT - China	2	3,263	December 2022
CIT - Mexico	1	1,014	N/A
CBF - Italy	3	281	December 2019 December 2020 December 2023	(1)
CCM - Germany	2	153	May 2020
CCM - Netherlands	1	122	September 2021
CBF - United Kingdom	1	98	N/A
CIT - Switzerland	1	94	N/A
CCM - United States	1	56	June 2020
CFT - Germany	5	20	N/A
(1)The agreement between CBF and its employees that expired in December 2019 is currently in negotiation for renewal.
Item 1A.  Risk Factors.
The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results.
The Company’s earnings growth strategy is partially dependent on the acquisition and successful integration of other businesses.
The Company has a history of acquiring businesses as part of its earnings growth strategy. Typically, the Company considers acquiring companies that can be integrated within an existing business. Acquisitions of this type involve numerous risks, which may include a failure to realize expected revenue growth and operating and cost synergies from integration initiatives, increasing dependency on the markets served by the combined businesses or increased debt to finance the acquisitions.
The Company also considers the acquisition of businesses that may operate independent of existing businesses that involve similar risks with respect to a failure to realize expected revenue growth or operating and cost reductions within the acquired business; and could increase the possibility of diverting corporate management’s attention from its existing operations.
The successful realization of revenue growth, cost reductions and synergies with our existing businesses, and within acquired stand-alone businesses, and increases in profitability overall, is dependent upon successful integration initiatives. If these integration initiatives do not occur, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.
See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for recent acquisition information.
Several of the market segments that the Company serves are cyclical and sensitive to domestic and global economic conditions.
Several of the market segments in which the Company sells its products are, to varying degrees, cyclical and may experience periodic downturns in demand. For example, the CBF segment is susceptible to downturns in the construction, agriculture and mining industries. The CIT segment is susceptible to downturns in the commercial aerospace industry, the CCM segment is susceptible to downturns in the commercial construction industry and the CFT segment is susceptible to downturns in the automotive industry.

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
The Company operates in global markets. Approximately 20% of the Company’s revenues in 2019 were generated outside the United States. In addition, to compete globally, all of the Company’s segments have manufacturing facilities outside the United States. In 2019, approximately 24% of cost of goods sold is derived from facilities outside of the United States.
The Company’s reliance on international revenues and international manufacturing bases exposes its business, financial condition, operating results and cash flows to a number of risks, including price and currency controls; government embargoes or foreign trade restrictions, including import and export tariffs; extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act; expropriation of assets; war, civil uprisings, acts of terror and riots; political instability; nationalization of private enterprises; hyperinflationary conditions; the necessity of obtaining governmental approval for new and continuing products and operations, currency conversion or repatriation of assets; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; cost and availability of international labor, materials and shipping channels; and customer loyalty to local companies.
Additionally, there is uncertainty caused by the U.K.'s recent exit from the European Union commonly referred to as "Brexit." While the specific terms and impact of Brexit are not yet known, Brexit could adversely impact the U.K. and/or the European Union, and therefore the Company’s business, financial condition, results of operations and cash flows could be adversely affected.
The Company and certain of its customers’ operations are subject to regulatory risks.
Certain products manufactured by our businesses and certain of our customers operating in the aerospace and medical markets are subject to extensive regulation by the FAA and EASA, and FDA, respectively. It can be costly and time-consuming for the Company and our customers to obtain and maintain regulatory approvals and certifications to operate in these markets. Delays in FAA or EASA approvals or certifications of the products of our aerospace customers may impact the requirements for our interconnect components. Product approvals subject to regulations might not be granted for new medical devices on a timely basis, if at all. Proposed new regulations or changes to regulations could result in the need to incur significant additional costs to comply. Continued government scrutiny, including reviews of the FDA medical device pre-market authorization and post-market surveillance processes, may impact the requirements for our medical device components. Failure of the Company or any of its customers operating in these markets to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations may have a negative effect on the Company’s business, financial condition, results of operations and cash flows.
We are also subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2019 and 2018, nor are any material asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
For the year ended December 31, 2019, approximately 67% of the Company’s revenues and approximately 88% of its operating income were generated by the CCM segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts and changes in construction spending by federal, state and local governments. A decline in the commercial construction market could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.
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
Some of the Company’s key customers enjoy significant purchasing power that may be used to exert pricing pressure on the Company. Additionally, as many of the Company’s businesses are part of a long supply chain to the ultimate consumer, the Company’s business, financial condition, results of operations or cash flows could be adversely affected if one or more key customers elects to in-source or find alternative suppliers for the production of a product or products that the Company currently provides.
Raw material costs are a significant component of the Company’s cost structure and are subject to volatility.
The Company utilizes petroleum-based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 62% of the Company’s cost of goods sold in 2019. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
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
Additionally, from time to time, the Company may undertake consolidation and other restructuring projects in an effort to reduce costs and streamline its operations. Such restructuring activities may divert management's attention from the Company’s core businesses, increase expenses on a short-term basis and lead to potential disputes with the employees, customers or suppliers of the affected businesses. If restructuring activities are not completed in a timely manner or if anticipated cost savings, synergies and efficiencies are not realized, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.
Refer to Notes 4 and 8 for a discussion of disposition and restructuring matters.
Currency fluctuation could have a material impact on the Company’s reported results of business operations.
The Company’s global revenues and other activities are translated into U.S. Dollars ("USD") for reporting purposes. The strengthening or weakening of the USD could result in unfavorable translation effects as the results of transactions in foreign countries are translated into USD. In addition, sales and purchases in currencies other than our subsidiaries functional currencies (primarily the USD, Euro, Chinese Renminbi and British Pound) expose the Company to fluctuations in foreign currencies relative to those functional currencies. Increased strength of the functional currency will decrease the Company’s reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the functional currency could have a material adverse effect on the cost of materials and products. Many of the Company’s sales that are exported by its USD functional subsidiaries to foreign countries are denominated in USD, reducing currency exposure. However, increased strength of the USD may decrease the competitiveness of our U.S. subsidiaries’ products that are sold in USD within foreign locations.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2019, by segment follows:

	Number of Facilities					Square Footage (in millions)
	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	44	11	—	—	55	5.2	1.4
Carlisle Interconnect Technologies	21	2	5	—	28	0.6	1.3
Carlisle Fluid Technologies	5	3	4	1	13	0.4	0.1
Carlisle Brake and Friction	4	2	5	—	11	1.0	0.2
Totals	74	18	14	1	107	7.2	3.0

The Company considers its principal properties, as well as the related machinery and equipment, to be generally well maintained, and suitable and adequate for its intended purposes.
Item 3.  Legal Proceedings.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2019, as compared to a $100 investment in the S&P MidCap 400® Index, S&P 500® Index and the peer group. The peer group includes Crane Co., Danaher Corp., Dover Corp., Emerson Electric Co., General Electric Co., Harsco Corp., Illinois Tool Works Inc., Ingersoll-Rand plc, ITT Inc., Parker Hannifin Corp., Pentair plc, Roper Technologies, Inc., SPX Corp., Teleflex Inc., Textron Inc., and United Technologies Corp.

	Carlisle	S&P MidCap 400	S&P 500	Peer Group
2014	$100.00	$100.00	$100.00	$100.00
2015	98.50	100.22	97.29	86.43
2016	122.95	109.28	114.46	102.64
2017	125.24	130.29	131.19	128.62
2018	107.82	119.86	112.90	108.10
2019	179.34	156.92	142.04	152.31
The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index, S&P 500® Index and the peer group.

Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2019, there were 1,180 shareholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2019 follows:

(in thousands, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	3	$139.27	—	5,844
November	514	$159.02	514	5,330
December	431	$158.16	431	4,899
Total	948		945
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were approximately 3 thousand shares reacquired in transactions outside the repurchase program during the three months ended December 31, 2019.

Item 6.  Selected Financial Data.
Selected Consolidated Financial Data

(in millions except for per share data)	2019	2018	2017	2016	2015
Summary of Operations
Revenues	$4,811.6	$4,479.5	$3,750.8	$3,425.2	$3,300.6
Gross margin	$1,371.7	$1,174.7	$1,048.3	$1,086.4	$941.3
Selling and administrative expenses	$667.1	$625.4	$532.9	$495.4	$426.5
Research and development expenses	$60.9	$55.1	$51.3	$45.4	$39.9
Operating income	$654.2	$509.0	$464.0	$404.2	$477.5

Income from continuing operations	$473.7	$358.6	$340.6	$231.1	$302.6
(Loss) income from discontinued operations	(0.9)	252.5	24.9	19.0	17.1
Net income	$472.8	$611.1	$365.5	$250.1	$319.7

Basic earnings per share:
Income from continuing operations	$8.30	$5.92	$5.36	$3.57	$4.63
(Loss) income from discontinued operations	(0.02)	4.17	0.39	0.29	0.26
	$8.28	$10.09	$5.75	$3.86	$4.89
Diluted earnings per share:
Income from continuing operations	$8.21	$5.88	$5.32	$3.53	$4.56
(Loss) income from discontinued operations	(0.02)	4.14	0.39	0.29	0.26
	$8.19	$10.02	$5.71	$3.82	$4.82
Financial Position
Total assets	$5,496.0	$5,249.2	$5,299.8	$3,965.8	$3,950.9
Total debt, including current portion	$1,591.6	$1,587.8	$1,586.2	$596.4	$595.6
Other Data
Dividends paid	$102.9	$93.5	$92.1	$84.5	$72.3
Dividends paid per share	$1.80	$1.54	$1.44	$1.30	$1.10
The selected consolidated financial data shown above is derived from our audited consolidated financial statements. Refer to Note 3 for information regarding recent acquisitions and its impact to financial results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified manufacturer of highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced and disciplined approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2018 as compared to the year ended December 31, 2017, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Annual Report on Form 10-K, which information is incorporated herein by reference.
Executive Overview
We focus on achieving profitable growth in our segments both organically, through new product development, product line extensions and entering new markets, as well as through acquisitions of businesses that complement our existing technologies, products and market channels. Resources are allocated among the operating segments based on senior management’s assessment of its ability to obtain leadership positions and competitive advantages in the markets it serves. We focus on obtaining profitable growth through the following strategic factors:
•Driving above-market organic growth;
•Utilizing COS consistently to drive efficiencies and operating leverage;
•Building scale with synergistic acquisitions;
•Continuing to invest in and develop exceptional talent; and
•Deploying capital into capital expenditures, share repurchases and dividends.
Driven by strong underlying demand in North American non-residential roofing markets, Carlisle delivered record full year sales, operating income and diluted EPS results. We accomplished these results despite continued negative impact in the global economy highlighted by, amongst various factors, U.S./China trade negotiations, Brexit uncertainty, global industrial production declines and significant commercial aerospace production delays at a key customer.
We continue to gain traction on the key pillars of Vision 2025, under which we target $8 billion in revenues, 20% operating margin, and 15% return on invested capital ("ROIC"), all driving to $15 of earnings per share.

As we embark on year three of Vision 2025, we will build on the achievements of our first two years and continue to drive towards our objectives to achieve 5% organic growth with leverage, utilize COS to deliver efficiencies and annual cost savings of 1 to 2% of revenues, deploying $3 billion to build scale with synergistic acquisitions, continuing to invest in exceptional talent and allocating over $3 billion into capital expenditures, share repurchases and dividends.

Full year 2019 highlights include:

•Delivered 2.8% organic revenue growth despite significant headwinds and leveraged this growth to expand operating margins 220 basis points
•Drove organic revenue growth of 5% since the launch of Vision 2025, in line with our long-term target
•Maintained strong price discipline, leading to positive price realization across all segments
•Achieved gross savings and benefits from COS within our targeted range of 1 to 2% of revenues
•Deployed over $600 million of capital into 8 strategic acquisitions
•Leveraged our strong cash flow and balance sheet by deploying over $485 million into share repurchases and dividends paid

In addition to our strong financial performance, we are pleased about the continued momentum our team has generated around environmental, social and governance ("ESG") issues. In 2019, we established an ESG steering committee, developed an ESG reporting process, elevated the position of Director of Sustainability to report directly to the Chief Executive Officer and established a plan to publish our first ESG report in 2020. Additionally, we made progress in diversifying our Board of Directors and have made commitments to ensuring a $15 per hour minimum wage in our U.S. operations, gender pay equity, and a gender-balanced management team.

We are pleased with our significant accomplishments and strong performance in a challenging 2019. Supported by COS, our teams focused on and executed numerous continuous improvement projects to help overcome these challenges. Finally, we recognize that Carlisle's achievements are the culmination of efforts by our employees, customers, channel partners and suppliers, and we appreciate their contribution to our record results in 2019.

Summary Financial Results

(in millions, except per share amounts)	2019	2018
Revenues	$4,811.6	$4,479.5
Operating income	$654.2	$509.0
Operating margin percentage	13.6%	11.4%
Income from continuing operations	$473.7	$358.6
(Loss) income from discontinued operations	$(0.9)	$252.5
Diluted earnings per share attributable to common shares:
Income from continuing operations	$8.21	$5.88
(Loss) income from discontinued operations	$(0.02)	$4.14

Items affecting comparability: (1)
Impact to operating income	$23.7	$32.6
Impact to income from continuing operations	$4.3	$12.3
Impact to diluted EPS from continuing operations	$0.08	$0.20
(1)Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures and non-comparable tax items. The tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.
Revenues increased primarily reflecting contributions from the acquisition of Petersen Aluminum Corporation ("Petersen") in the Carlisle Construction Materials (“CCM”) segment, higher volumes and continued price leadership, partially offset by unfavorable foreign currency exchange rates.
The increase in operating income primarily reflected the above revenue performance and benefits from raw material savings and contributions from COS, partially offset by wage inflation. Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Diluted earnings per share from continuing operations primarily benefited from the above operating income performance ($1.81 per share in 2019), reduced average shares outstanding ($0.44 per share in 2019) resulting from our share repurchase program, and a lower effective tax rate ($0.02 per share in 2019).
We generated $703.1 million in operating cash flows during 2019 and utilized cash on hand and cash provided by operations to fund acquisitions, fund capital projects and return capital to shareholders.
Consolidated Results of Operations
Revenues

(in millions)	2019	2018	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$4,811.6	$4,479.5	$332.1	7.4%	5.1%	2.8%	(0.5)%
The increase in revenues in 2019 primarily reflected a contribution of $176.2 million from the acquisition of Petersen in the CCM segment and $53.8 million from other acquisitions primarily in the CFT and Carlisle Interconnect Technologies ("CIT") segments, and higher volumes and price from favorable commercial construction demand at CCM. The increase in revenues was partially offset by lower volumes at CBF and CFT, and unfavorable foreign currency rates due to a stronger U.S. dollar.

Revenues by Geographic Area

(in millions)	2019		2018
United States	$3,847.1	80%	$3,461.3	77%
International:
Europe	428.3		443.5
Asia	288.3		306.5
Canada	104.7		112.1
Mexico	70.0		72.0
Middle East and Africa	39.4		46.8
Other	33.8		37.3
Total International	964.5	20%	1,018.2	23%
Revenues	$4,811.6		$4,479.5
Total revenues to international customers decreased primarily reflecting lower sales to Asia and Europe from CIT, CFT and CBF compared with prior year. Partly offsetting lower international sales were increased sales to Europe and Asia from CCM.
Gross Margin

(in millions)	2019	2018	Change	%
Gross margin	$1,371.7	$1,174.7	$197.0	16.8%
Gross margin percentage	28.5%	26.2%
Depreciation and amortization	$113.5	$96.4
The increase in gross margin percentage (gross margin expressed as a percentage of revenues) in 2019 was driven by company-wide price realization, particularly in the CCM segment, savings from COS, favorable raw material dynamics and higher volumes. Partially offsetting these items were higher labor-related costs. Also included in cost of goods sold were exit and disposal costs totaling $7.1 million in 2019, primarily at CIT, attributable to our restructuring initiatives, compared with $15.5 million in 2018. Refer to Note 8 for further information on exit and disposal activities
Selling and Administrative Expenses

(in millions)	2019	2018	Change	%
Selling and administrative expenses	$667.1	$625.4	$41.7	6.7%
As a percentage of revenues	13.9%	14.0%
Depreciation and amortization	$89.8	$87.5
The increase in selling and administrative expenses in 2019 primarily reflected acquired selling, general and administrative costs and higher labor-related costs for equity and incentive compensation. Also included in selling and administrative expenses were exit and disposal costs totaling $5.6 million in 2019, primarily at CIT and CFT, attributable to our restructuring initiatives, compared with $1.9 million in 2018. Refer to Note 8 for further information on exit and disposal activities. The selling and administrative costs from acquired businesses also included non-cash amortization of acquired customer-related intangible assets. These increases were partially offset by continuing cost savings from the integration of acquired businesses.
Research and Development Expenses

(in millions)	2019	2018	Change	%
Research and development expenses	$60.9	$55.1	$5.8	10.5%
As a percentage of revenues	1.3%	1.2%
Depreciation and amortization	$2.1	$1.6
Research and development expenses increased in 2019, compared with 2018, and primarily reflected new product development at our CFT, CCM and CIT segments.

Other Operating (Income) Expense, net

(in millions)	2019	2018	Change	%
Other operating (income) expense, net	$(10.5)	$(14.8)	$4.3	(29.1)%
Items affecting comparability (1)	$(7.2)	$(4.1)
(1)Items affecting comparability include a contingent consideration gain, net (gains) losses on sale of assets and litigation settlement costs, refer to Items Affecting Comparability.
Other operating (income) expense, net in 2019 primarily reflected a $5.0 million gain on contingent consideration at CFT, $2.3 million of rebates, and $1.9 million of gains on sales of assets. Other operating (income) expense, net in 2018 primarily reflected a $6.6 million of gains on sales of assets primarily at CFT, CCM and CIT, and net gains from legal settlements.
Operating Income

(in millions)	2019	2018	Change	%
Operating income	$654.2	$509.0	$145.2	28.5%
Operating margin percentage	13.6%	11.4%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	2019	2018	Change	%
Interest expense, net	$66.1	$64.7	$1.4	2.2%
Interest expense, net of capitalized interest in 2019 and 2018 primarily reflected interest on our long-term debt. Refer to Note 14 for further information on our long-term debt.
Interest Income

(in millions)	2019	2018	Change	%
Interest income	$(7.9)	$(11.2)	$3.3	(29.5)%
Interest income decreased in 2019 primarily related to lower yields and a smaller average cash balance.
Other Non-operating Expense, net

(in millions)	2019	2018	Change	%
Other non-operating expense, net	$0.7	$9.6	$(8.9)	NM
Items affecting comparability (1)	$2.3	$7.7
(1)Items affecting comparability include income tax related indemnification losses and (gains) losses on divestitures, refer to Items Affecting Comparability.
Other non-operating expense, net, in 2019 and 2018 primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification assets and foreign exchange (gains) losses.
Income Taxes

(in millions)	2019	2018	Change	%
Provision for income taxes	$121.6	$87.3	$34.3	39.3%
Effective tax rate	20.4%	19.6%
The provision for income taxes on continuing operations for 2019 is higher than 2018 primarily reflecting higher pre-tax income in the U.S., and to a lesser extent in foreign jurisdictions. This equated to higher taxes of $35.5 million, with approximately $1.2 million of net lower taxes related to other permanent differences and the impact of prior year taxes in the current year, primarily related to:
•Higher current year expected research & development tax credits of $2.2 million
•Higher windfall tax benefits related to current year stock-based compensation of $1.2 million, and
•Unfavorable reduction in adjustments to prior year taxes of $2.2 million.
Refer to Note 9 for further information related to income taxes.

(Loss) Income from Discontinued Operations

(in millions)	2019	2018	Change	%
(Loss) income from discontinued operations before taxes	$(1.8)	$300.1
(Benefit from) provision for income taxes	(0.9)	47.6
(Loss) income from discontinued operations	$(0.9)	$252.5	$(253.4)	NM
The loss from discontinued operations in 2019 relates to an environmental remediation accrual associated with a former business disposed of in 2009, partially offset by the settlement of prior income tax positions in the current year related to the sale of CFS.
Income from discontinued operations in 2018 primarily reflects the pre-tax gain on sale of CFS totaling $296.8 million. Excluding the gain on sale, income from discontinued operations reflects activity from January 1, 2018 through March 20, 2018, the date that the sale of Carlisle FoodService Products ("CFS") was completed.
Refer to Note 4 for additional information related to discontinued operations.
Segment Results of Operations
Carlisle Construction Materials (“CCM”)
On January 11, 2019, we acquired Petersen for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen’s primary business is the manufacture and distribution of architectural metal roof panels, steel and aluminum flat sheets, and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets. Refer to Note 3 for further information on the acquisition.

(in millions)	2019	2018	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$3,233.3	$2,880.3	$353.0	12.3%	6.4%	6.2%	(0.3)%
Operating income	$576.0	$435.4	$140.6	32.3%
Operating margin percentage	17.8%	15.1%
Depreciation and amortization	$93.9	$77.9
Items affecting comparability (1)	$2.2	$0.4
(1)Items affecting comparability include acquisition related costs ($2.6 million in 2019 and $2.2 million in 2018), gain from divestitures ($(0.7) million in 2019 and $(1.8) million in 2018) and exit and disposal costs ($0.3 million in 2019), refer to Items Affecting Comparability.
CCM’s revenue growth in 2019 reflected contribution from acquisitions, primarily Petersen, and higher volumes driven by continued strength in U.S. commercial roofing demand and new product introductions.
CCM’s operating margin percentage growth in 2019 primarily reflected raw material savings, positive volume leverage, price realization and savings from COS.
Carlisle Interconnect Technologies (“CIT”)
In January 2019, we announced we would exit our manufacturing operations in El Segundo, California, and Riverside, California, and relocate the majority of those operations to our existing manufacturing facilities in North America. This project is expected to take 12 to 18 months to complete. Total project costs are expected to be approximately $17.9 million, with approximately $1.4 million remaining to be incurred. Refer to Note 8 for further information regarding exit and disposal activities.
On April 1, 2019, we acquired MicroConnex Corporation ("MicroConnex") for consideration of $46.2 million, including $0.8 million of cash acquired and post-closing adjustments. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical, and test and measurement markets.
On November 20, 2019, we acquired Providien, LLC ("Providien") for consideration of $332.1 million, including $3.4 million of cash acquired, subject to post-closing adjustments. Providien is a leading provider of comprehensive manufacturing solutions for global medical device original equipment manufacturers, including thermoforming, medical device contract manufacturing, precision machining and metals, and medical injection molding.
Refer to Note 3 for further information on acquisitions.

(in millions)	2019	2018	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$972.9	$933.8	$39.1	4.2%	2.4%	2.1%	(0.3)%
Operating income	$131.6	$117.3	$14.3	12.2%
Operating margin percentage	13.5%	12.6%
Depreciation and amortization	$63.0	$58.3
Items affecting comparability (1)	$16.7	$9.2
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($13.6 million in 2019 and $8.2 million in 2018), acquisition related costs ($3.1 million in 2019 and $0.1 million in 2018), litigation settlement costs ($2.5 million in 2018) and gains from divestitures ($(1.6) million in 2018), refer to Items Affecting Comparability.
CIT's revenue growth in 2019 primarily reflected contributions from the acquisition of Providien and MicroConnex, higher volumes and price realization.
CIT’s operating margin percentage increased in 2019, driven by savings from COS and price realization, partially offset by wage inflation.
Carlisle Fluid Technologies (“CFT”)

(in millions)	2019	2018	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$278.4	$291.6	$(13.2)	(4.5)%	8.2%	(11.3)%	(1.4)%
Operating income	$24.0	$37.1	$(13.1)	(35.3)%
Operating margin percentage	8.6%	12.7%
Depreciation and amortization	$24.1	$22.9
Items affecting comparability (1)	$0.8	$(0.1)
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($2.7 million in 2019 and $3.1 million in 2018), acquisition related costs ($3.1 million in 2019), contingent consideration gains ($(5.0) million in 2019) and gains from divestitures ($(3.2) million in 2018), refer to Items Affecting Comparability.
CFT's revenue declined in 2019, reflecting volume declines, particularly in the industrial and automotive end markets, partially offset by a contribution from acquisitions and price realization.
CFT’s operating margin percentage performance in 2019 declined, reflecting lower volumes, and raw material and wage inflation, partially offset by savings from COS and price realization.
Carlisle Brake & Friction (“CBF”)

(in millions)	2019	2018	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$327.0	$373.8	$(46.8)	(12.5)%	—%	(10.3)%	(2.2)%
Operating income (loss)	$21.3	$(0.8)	$22.1	2,762.5%
Operating margin percentage	6.5%	(0.2)%
Depreciation and amortization	$21.7	$23.5
Items affecting comparability (1)	$2.8	$19.8
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($2.8 million in 2019 and $19.8 million in 2018), refer to Items Affecting Comparability.
CBF's revenue decreased in 2019, reflecting year-over-year volume declines in the transportation and heavy equipment markets, and unfavorable foreign currency exchange rates.
CBF's operating margin percentage increase in 2019 was driven by lower restructuring and facility rationalization costs associated with our Tulsa, Oklahoma to Medina, Ohio facility consolidation and savings from COS, partially offset by lower volumes.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2019	December 31, 2018
Europe	$62.2	$39.3
North America (excluding U.S.)	43.4	28.6
China	17.9	28.6
Asia Pacific (excluding China)	69.1	19.5
International cash and cash equivalents	192.6	116.0
U.S. cash and cash equivalents	158.6	687.6
Total cash and cash equivalents	$351.2	$803.6
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Revolving Credit Facility (the "Facility"). Cash generated by operations is our primary source of liquidity. Another potential source of liquidity is access to public capital markets subject to market conditions. During 2019, we utilized cash on hand to fund acquisitions, share repurchases, capital expenditures and pay dividends to shareholders.
Cash held in China is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash outside of China.
We believe we have sufficient financial resources to meet our business requirements for at least the next 12 months, including capital expenditures for worldwide manufacturing, working capital requirements, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, as well as available liquidity under the Facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. We intend to obtain additional liquidity by accessing the capital markets to repay the outstanding balance if our sources of liquidity have been used for other strategic purposes by the time of maturity. See Debt Instruments below.
Sources and Uses of Cash and Cash Equivalents

(in millions)	2019	2018
Net cash provided by operating activities	$703.1	$339.2
Net cash (used in) provided by investing activities	(694.9)	629.2
Net cash used in financing activities	(461.2)	(540.7)
Effect of foreign currency exchange rate changes on cash	0.6	(1.1)
Change in cash and cash equivalents	$(452.4)	$426.6
We generated operating cash flows totaling $703.1 million for 2019 (including working capital uses of $9.5 million), compared with $339.2 million for 2018 (including working capital uses of $224.9 million). Higher operating cash flows in 2019 primarily reflect higher cash earnings, more efficient investment in working capital and non-recurrence of cash tax payments for the sale of CFS (also included in 2018 working capital uses).
Cash used in investing activities of $694.9 million for 2019 primarily reflected the acquisitions of Providien, net of cash acquired, for $328.7 million, Petersen, net of cash acquired, for $202.0 million, MicroConnex, net of cash acquired, for $45.4 million and other acquisitions, net of cash acquired, for $40.3 million, and capital expenditures of $88.9 million. Cash provided by investing activities of $629.2 million for 2018 primarily reflected the sale of CFS for gross proceeds of $758.0 million, partially offset by capital expenditures of $120.7 million.
The cash used in financing activities of $461.2 million for 2019 primarily reflected $382.1 million of share repurchases and $102.9 million of dividend payments, reflecting the increased annual dividend of $1.80 per share. Cash used in financing activities of $540.7 million for 2018 primarily reflected $459.8 million of share repurchases and $93.5 million of dividend payments.
On February 5, 2019, the Board of Directors (the "Board") approved a 5 million share increase in the Company's stock repurchase program. We repurchased approximately 2.8 million shares in 2019 as part of our plan to return capital to shareholders, utilizing $382.1 million of our cash on hand. As of December 31, 2019, we had authority to repurchase 4.9 million shares. Purchases may occur from time to time in the open market and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments. The Company plans to continue to repurchase shares in 2020 on an opportunistic basis.

We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 43 years. On February 4, 2020, the Board declared a regular quarterly dividend of $0.50 per share, payable on March 2, 2020, to shareholders of record at the close of business on February 20, 2020.
Pending Acquisition
On October 21, 2019, we announced that we submitted an irrevocable and binding offer, and entered into exclusive discussions to acquire 100% of the shares of Draka Fileca SAS from Prysmian SpA. Draka Fileca is a leader in highly engineered interconnect solutions for harsh environments, providing high-end cable solutions to important European aerospace and space and defense customers. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close no later than the first quarter of 2020.
Debt Instruments
Senior Notes
We have senior unsecured notes outstanding of $250.0 million due December 2020 (at a stated interest rate of 5.125%), $350.0 million due November 2022 (at a stated interest rate of 3.75%), $400.0 million due December 2024 (at a stated interest rate of 3.5%) and $600.0 million due December 2027 (at a stated interest rate of 3.75%). The Company's credit ratings are BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility
During 2019, we had no borrowings or repayments under the Facility. As of December 31, 2019, we had no amounts outstanding under our revolving credit facility, with $1.0 billion available for use. On February 5, 2020, the Company entered into a the Company's Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment extended the maturity date of the Facility from February 21, 2022, to February 5, 2025. Refer to Note 20 for further information on the revised credit agreement.
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2019 and 2018.
Refer to Note 14 for further information on our debt instruments.
Contractual Obligations
Certain contractual cash obligations and commercial commitments as of December 31, 2019 follows:

(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Debt maturities of principal balances	$1,600.0	$250.0	$—	$350.0	$—	$400.0	$600.0
Interest on long-term debt (1)	304.9	63.7	50.9	49.8	36.5	36.5	67.5
Operating leases, including imputed interest	96.4	24.8	18.6	13.7	9.6	6.8	22.9
Estimated workers' compensation claims (2)	18.9	4.2	2.2	1.5	1.6	1.3	8.1
Estimated defined benefit plan payments (3)	247.0	14.1	13.7	13.7	13.8	13.7	178.0
Total commitments	$2,267.2	$356.8	$85.4	$428.7	$61.5	$458.3	$876.5
(1)Future expected interest payments are calculated based on the stated rate for fixed rate debt as of December 31, 2019.
(2)The amount of $18.9 million in obligations for workers compensation claims reflects undiscounted estimated claims reported to the Company and incurred but not yet reported. Our estimate and the related timing is based upon actuarial assumptions, loss development factors and historical loss experience. We maintain occurrence-based insurance coverage with certain insurance carriers in accordance with our risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. We record a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. As of December 31, 2019, we had a recovery receivable of $5.4 million. Refer to Note 15 for further information.
(3)The amount of $247.0 million in defined benefit plan payments reflects undiscounted and unescalated estimated employee obligations under the Company’s domestic qualified defined benefit plans. The estimated obligation is based upon plan provisions, increases to compensation levels, actuarial assumptions and mortality rate trends. Approximately $214.9 million of the $247.0 million in estimated obligations reflects projected benefit obligations under the Company’s qualified defined benefit plan. We maintain a trust in which Core plan assets of the trust are expected to fund the Company’s projected benefit obligations for its Core qualified defined benefit plan based upon its fair value measurement as of December 31, 2019, and expected return on assets. Refer to Note 15 for further information.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expected to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. The above table does not include (i) extended service warranty claims, (ii) unrecognized income tax benefits and deferred income tax liabilities and (iii) deferred compensation. As a result of factors such as the timing and amount of claims, book-tax difference reversals and retirement of employees, it is not reasonably possible to estimate when these will become due.
No minimum contributions to our domestic pension plans are required in 2020. However, during 2020 we expect to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. We do not expect to make any discretionary contributions to our other pension plans in 2020. We did not make any contributions to the domestic pension plans during 2019.
There were no contracts for the purchase of goods or services that are enforceable and legally binding that require minimum quantities with a term exceeding one year as of December 31, 2019, although we routinely enter into purchase agreements for certain key raw materials.
Off-Balance Sheet Arrangements
None.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

The key techniques and assumptions utilized by type of major acquired asset or liability generally include:

Asset/Liability	Typical Valuation Technique	Key Assumptions
Technology-based intangible assets	Relief from royalty method	•Estimated future revenues from acquired technology •Royalty rates that would be paid if licensed from a third-party •Discount rates
Customer-based intangible assets	Multiple-period excess earnings method	•Estimated future revenues from existing customers •Rates of customer attrition •Discount rates •Contributory asset charges
Trademark/trade name intangible assets	Relief from royalty method	•Estimated future revenues from acquired trademark/trade name •Economic useful lives (definite vs. indefinite) •Royalty rates that would be paid if licensed from a third-party •Discount rates
Property, plant & equipment	Market comparable transactions (real property) and replacement cost, new less economic deprecation (personal property)	•Similarity of subject property to market comparable transactions •Costs of like equipment in new condition •Economic obsolescence rates
Inventory	Net realizable value less (i) estimated costs of completion and disposal, and (ii) a reasonable profit allowance for the seller	•Estimated percentage complete (WIP inventory) •Estimated selling prices •Estimated completion and disposal costs •Estimated profit allowance for the seller
Contingent consideration	Discounted future cash flows	•Future revenues and/or net earnings •Discount rates
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
Subsequent Measurement of Goodwill
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, based on a comparison of the fair value of the reporting unit with its carrying value. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying value. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We estimate the fair value of our reporting units based on the income approach utilizing the discounted cash flow method ("DCF") and the market approach utilizing the public company market multiple method. The key techniques and assumptions generally include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group

We have determined that we have four reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2019	December 31, 2018
Carlisle Construction Materials	$597.1	$532.8
Carlisle Interconnect Technologies	835.2	643.1
Carlisle Fluid Technologies	187.5	169.5
Carlisle Brake & Friction	96.5	96.4
Total	$1,716.3	$1,441.8
Annual Impairment Test
We test our goodwill for impairment annually as of October 1. For the 2019 impairment test, the CCM and CIT reporting units were tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Through the results of our analysis, we determined that it is not more likely than not that the fair values of the CCM and CIT reporting units were less than their respective carrying values and thus, a quantitative analysis was not performed. The CFT and CBF reporting units were tested for impairment using the quantitative approach described above, resulting in fair value that exceeded the carrying value for each of the reporting units.
While we believe our conclusions regarding the estimates of fair value of our reporting units are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.
Refer to Note 12 for more information regarding goodwill.
Subsequent Measurement of Indefinite-Lived Intangible Assets
As discussed above, indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair value. Intangible assets with indefinite useful lives are not amortized but are tested annually at the appropriate unit of account, which generally equals the individual asset, or more often if impairment indicators are present. Indefinite-lived intangible assets are tested for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. We recognize an impairment charge for the amount by which the carrying amount exceeds the intangible asset's fair value. We generally estimate the fair value of our indefinite-lived intangible assets consistent with the techniques noted above using our expectations about future cash flows, discount rates and royalty rates for purposes of the annual test. We monitor for significant changes in those assumptions during interim reporting periods. We also periodically re-assess indefinite-lived intangible assets as to whether its useful lives can be determined, and if so, we would begin amortizing any applicable intangible asset.
Annual Impairment Test
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2019, and determined that their fair values exceeded their carrying values in conjunction with our annual impairment test.
Refer to Note 12 for more information regarding intangible assets.
Valuation of Long-Lived Assets
Long-lived assets or asset groups, including amortizable intangible assets, are tested for recoverability whenever events or circumstances indicate that the undiscounted future cash flows do not exceed the carrying amount of the asset or asset group. For purposes of testing for impairment, we group our long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities, which means that in many cases multiple assets are tested for recovery as a group. Our asset groupings vary based on the related business in which the long-lived assets are employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. We utilize our long-lived assets in multiple industries and economic environments and our asset groupings reflect these various factors.

We monitor the operating and cash flow results of our long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. Undiscounted estimated future cash flows are compared to the carrying value of the long-lived asset or asset group in the event indicators of impairment are identified. In developing our estimates of future undiscounted cash flows, we utilize our internal estimates of future revenues, costs and other net cash flows from operating the long-lived asset or asset group over the life of the asset or primary asset, if an asset group. This requires us to make judgments about future levels of sales volume, pricing, raw material costs and other operating expenses.
If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets or a combination of both. There are currently no long-lived assets or asset groups classified as held and used for which there were indicators of impairment that would require a recoverability test.
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
Revenue Recognition
Beginning January 1, 2018, we began recognizing revenues under the guidance in Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of total consideration expected to be received in exchange for transferring goods or providing services. Total expected consideration, in certain cases, is estimated at each reporting period, including interim periods, and is subject to change with variability dependent on future events, such as customer behavior related to future purchase volumes, returns, early payment discounts and other customer allowances. Estimates for rights of return, discounts and rebates to customers, and other adjustments for variable consideration are provided for at the time of sale as a deduction to revenue, based on an analysis of historical experience and actual sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. Sales, value added and other taxes collected concurrently with revenue-producing activities are excluded from revenue.
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2019, is approximately 19 years.
Additionally, critical judgments and estimates related to revenue recognition relative to certain customer contracts in our CIT segment, in which CIT is a contract manufacturer or where CIT has entered into an agreement to provide both services (engineering and design) and products resulting from those services, include the following:
•Determination of whether revenue is earned at a "point-in-time" or "over time": Where contracts provide for the manufacture of highly customized products with no alternative use and provide CIT the right to payment for work performed to date, including a normal margin for that effort, we have concluded those contracts require the recognition of revenue over time.
•Measurement of revenue using the key inputs of expected gross margin and inventory in our possession. We utilize an estimate of expected gross margin based on historical margin patterns and management’s experience, which vary based on the customers and end markets being evaluated. There are multiple unique customer contracts at CIT. Accordingly, the estimate of expected margin is done for each customer discretely. We review the margins for these categories as contracts, customers and product profiles change over time to ensure that the margin expectations reflect the best available data for each category.

Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and its reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss ("NOL"), and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.3 million on the deferred tax assets related to these carryforwards.
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

Items Affecting Comparability
Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, litigation settlement costs, gains and losses from and costs related to divestitures, and non-comparable tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period. The components of items affecting comparability follows:

(in millions, except per share amounts)	2019
	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS
Exit and disposal costs	$13.7	$10.3		$0.18
Other facility rationalization costs	5.7	4.4		0.08
Acquisition related costs:
Inventory step-up amortization	3.1	2.4		0.04
Other acquisition costs	8.3	6.9		0.12
Gains from contingent consideration	(5.0)	(5.0)		(0.09)
Gains from divestitures	(2.1)	(1.2)		(0.02)
Gain from step acquisition, net	—	(0.3)		—
Tax items (1)	—	(13.2)	(2)	(0.23)
Total items affecting comparability	$23.7	$4.3		$0.08
(1)In order to provide better information to the user, items affecting comparability include all non-comparable tax activity in this year and all comparative years.
(2)Excludes $(1.9) million of tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and diluted EPS from continuing operations.

	2018
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS
Exit and disposal costs	$17.9	$13.5		$0.22
Other facility rationalization costs	13.2	9.8		0.16
Acquisition related costs:
Inventory step-up amortization	1.0	0.8		0.01
Other acquisition costs	4.6	3.5		0.06
Litigation settlement losses	2.5	1.9		0.03
Gains from divestitures	(6.6)	(4.9)		(0.08)
Tax items (1)	—	(12.3)	(2)	(0.20)
Total items affecting comparability	$32.6	$12.3		$0.20
(1)In order to provide better information to the user, items affecting comparability include all non-comparable tax activity in this year and all comparative years.
(2)Excludes $(7.7) million of tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and diluted EPS from continuing operations.
The impact to income from continuing operations reflects the tax effect of items affecting comparability, which is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 5).

Outlook
Revenues
Our expectations for segment revenues in 2020 follows:

	2020 Revenue	Primary Drivers
Carlisle Construction Materials	Mid-single digit growth	•Healthy North American non-residential construction market •Price discipline •Solid backlog of work at contractors
Carlisle Interconnect Technologies	High-single digit growth	•Continued volume impacts in aerospace from 737 Max •Contributions from the Providien acquisition •Operational improvements and efficiency gains driven by the consolidation of North American facilities
Carlisle Fluid Technologies	Low-to-mid single digit growth	•Product introductions •Price realization •Volume growth on quality improvements
Carlisle Brake & Friction	Decline mid-single digits	•Certain customers adjusting inventory levels •Product line rationalization
Total Carlisle	Mid-single digit growth
Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.
Capital expenditures in 2020 are expected to be between $100 million and $120 million, which primarily includes continued investments in CCM and CIT facilities. Planned capital expenditures for 2020 include business sustaining projects, cost reduction efforts and new product expansion.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” “plans,” “forecast,” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.
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

Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2019, and 2018, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2019 and 2018. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
Foreign Currency Exchange Risk
A portion of our operating cash flows are denominated in foreign currencies. As such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, British Pound, Canadian Dollar and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected within one year and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk of foreign currency net investments into U.S. Dollars for financial reporting.
We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $108.1 million and $95.0 million as of December 31, 2019 and 2018, respectively. The gross fair value was $2.0 million and $0.2 million as of December 31, 2019 and 2018, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $124.4 million and $49.9 million as of December 31, 2019 and 2018, respectively. The gross fair value was $0.6 million and $0.1 million as of December 31, 2019 and 2018, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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
Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2019 and 2018 we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill – CFT and CBF Reporting Units – Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to market revenue multiples and EBITDA multiples from within a comparable industry group. The fair values of the CFT and CBF reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
Given the significant judgments management makes to estimate the fair value of the CFT and CBF reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and operating unit EBITDA margins, selection of the discount rates, and the selection of multiples applied to revenue and EBITDA required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating unit EBITDA margins (“forecasts”), the selection of discount rates, and the selection of comparable market revenue and EBITDA multiples for the CFT and CBF reporting units included the following procedures:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of CFT and CBF, such as controls related to management’s forecasts and selection of discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company and its competitors, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluating the appropriateness of the Company’s selection of companies in its industry comparable groups.
Acquisitions – Petersen Aluminum Corporation and Providien, LLC – Customer Relationships Intangible Asset – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisitions of Petersen Aluminum Corporation (“Petersen”) for $207.2 million on January 11, 2019 and Providien, LLC (“Providien”) for $332.1 million on November 20, 2019. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships of $79.7 million and $111.7 million for Petersen and Providien, respectively. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired for the Providien acquisition. Management estimated the fair value of Petersen and Providien customer relationships using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationships required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.
Given the fair value determination of customer relationships for Petersen and Providien requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the customer relationships included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationships, including management’s controls over forecasts of future cash flows and selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit and compared projections to historical results and peer companies.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 10, 2020
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 10, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting Petersen Aluminum Corporation, MicroConnex Corporation, and Providien LLC (collectively the “Excluded Acquisitions”), which were acquired on January 11, 2019, April 1, 2019, and November 20, 2019, and whose financial statements constitute 12 % total assets and 4% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 10, 2020

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Revenues	$4,811.6	$4,479.5	$3,750.8

Cost of goods sold	3,439.9	3,304.8	2,702.5
Selling and administrative expenses	667.1	625.4	532.9
Research and development expenses	60.9	55.1	51.3
Other operating (income) expense, net	(10.5)	(14.8)	0.1
Operating income	654.2	509.0	464.0
Interest expense, net	66.1	64.7	34.0
Interest income	(7.9)	(11.2)	(0.5)
Other non-operating expense, net	0.7	9.6	1.5
Income from continuing operations before income taxes	595.3	445.9	429.0
Provision for income taxes	121.6	87.3	88.4
Income from continuing operations	473.7	358.6	340.6

Discontinued operations:
(Loss) income before income taxes	(1.8)	300.1	39.6
(Benefit from) provision for income taxes	(0.9)	47.6	14.7
(Loss) income from discontinued operations	(0.9)	252.5	24.9
Net income	$472.8	$611.1	$365.5

Basic earnings per share attributable to common shares:
Income from continuing operations	$8.30	$5.92	$5.36
(Loss) income from discontinued operations	(0.02)	4.17	0.39
Basic earnings per share	$8.28	$10.09	$5.75

Diluted earnings per share attributable to common shares:
Income from continuing operations	$8.21	$5.88	$5.32
(Loss) income from discontinued operations	(0.02)	4.14	0.39
Diluted earnings per share	$8.19	$10.02	$5.71

Average shares outstanding (in thousands):
Basic	56,913	60,393	63,073
Diluted	57,547	60,786	63,551

Comprehensive income:
Net income	$472.8	$611.1	$365.5
Other comprehensive (loss) income:
Foreign currency (losses) gains	(2.1)	(30.3)	46.6
Amortization of unrecognized net periodic benefit costs, net of tax	(2.0)	(0.4)	(5.2)
Other, net of tax	2.1	0.8	(4.9)
Other comprehensive (loss) income	(2.0)	(29.9)	36.5
Comprehensive income	$470.8	$581.2	$402.0
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except share and per share amounts)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$351.2	$803.6
Receivables, net	783.0	698.3
Inventories, net	510.6	457.5
Prepaid expenses	30.5	22.0
Other current assets	76.7	75.3
Total current assets	1,752.0	2,056.7

Property, plant and equipment, net	783.5	760.1
Goodwill, net	1,716.3	1,441.8
Other intangible assets, net	1,140.6	967.7
Other long-term assets	103.6	22.9
Total assets	$5,496.0	$5,249.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$327.3	$312.1
Accrued and other current liabilities	294.5	258.0
Current portion of debt	250.2	—
Deferred revenue	27.0	25.5
Total current liabilities	899.0	595.6

Long-term liabilities:
Long-term debt, less current portion	1,341.4	1,587.8
Deferred revenue	220.4	201.9
Other long-term liabilities	392.4	266.5
Total long-term liabilities	1,954.2	2,056.2

Commitments and contingencies (see Note 17)

Shareholders' equity:
Preferred stock, $1 par value per share (5,000,000 shares authorized and unissued)	—	—
Common stock, $1 par value per share 200,000,000 shares authorized; 55,692,544 and 57,957,912 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	413.7	383.8
Deferred compensation equity	2.9	8.0
Treasury shares, at cost (22,795,428 and 20,534,652 shares, respectively)	(1,449.7)	(1,102.4)
Accumulated other comprehensive loss	(124.1)	(122.1)
Retained earnings	3,721.3	3,351.4
Total shareholders' equity	2,642.8	2,597.4
Total liabilities and equity	$5,496.0	$5,249.2
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2019	2018	2017
Operating activities:
Net income	$472.8	$611.1	$365.5
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	88.4	86.4	84.9
Amortization	117.0	104.2	84.2
Lease expense	27.5	—	—
Stock-based compensation, net of tax benefit	26.1	23.9	13.2
Deferred taxes	(8.9)	(0.8)	(58.5)
Gain on sale of discontinued operations, net of tax	—	(250.4)	—
Other operating activities, net	5.4	(18.8)	13.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(25.7)	(54.5)	(53.9)
Inventories	(1.9)	(29.0)	(48.5)
Prepaid expenses and other assets	(3.6)	(2.0)	(20.1)
Accounts payable	16.5	(39.5)	42.7
Accrued expenses	5.2	(99.9)	20.6
Deferred revenues	18.5	11.8	19.3
Other long-term liabilities	(34.2)	(3.3)	(4.6)
Net cash provided by operating activities	703.1	339.2	458.7

Investing activities:
Acquisitions, net of cash acquired	(616.4)	(19.5)	(934.3)
Capital expenditures	(88.9)	(120.7)	(159.9)
Proceed from sale of discontinued operation	—	758.0	—
Other investing activities, net	10.4	11.4	(0.1)
Net cash (used in) provided by investing activities	(694.9)	629.2	(1,094.3)

Financing activities:
Proceeds from revolving credit facility	—	—	1,189.0
Repayments of revolving credit facility	—	—	(1,189.0)
Proceeds from notes	—	—	997.2
Repurchases of common stock	(382.1)	(459.8)	(268.4)
Dividends paid	(102.9)	(93.5)	(92.1)
Financing costs	—	—	(8.3)
Proceeds from exercise of stock options	37.0	22.7	8.4
Withholding tax paid related to stock-based compensation	(10.4)	(10.1)	(9.6)
Other financing activities, net	(2.8)	—	—
Net cash (used in) provided by financing activities	(461.2)	(540.7)	627.2

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.6	(1.1)	2.7
Change in cash and cash equivalents	(452.4)	426.6	(5.7)
Less: change in cash and cash equivalents of discontinued operations	—	1.3	1.0
Cash and cash equivalents at beginning of period	803.6	378.3	385.0
Cash and cash equivalents at end of period	$351.2	$803.6	$378.3
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Shareholders’ Equity

(in millions)	Common Stock Outstanding		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount					Shares	Cost
Balance as of January 1, 2017	64.2	$78.7	$335.3	$10.3	$(122.2)	$2,547.4	14.2	$(382.6)	$2,466.9
Net income	—	—	—	—	—	365.5	—	—	365.5
Other comprehensive income, net of tax	—	—	—	—	36.5	—	—	—	36.5
Cash dividends - $1.44 per share	—	—	—	—	—	(92.1)	—	—	(92.1)
Repurchases of common stock	(2.7)	—	—	—	—	—	2.7	(268.4)	(268.4)
Issuances and deferrals, net for stock-based compensation (1)	0.3	—	18.4	0.1	—	—	(0.3)	1.4	19.9
Balance as of December 31, 2017	61.8	$78.7	$353.7	$10.4	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards (2)	—	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	—	611.1	—	—	611.1
Other comprehensive loss, net of tax	—	—	—	—	(29.9)	—	—	—	(29.9)
Cash dividends - $1.54 per share	—	—	—	—	—	(93.5)	—	—	(93.5)
Repurchases of common stock	(4.4)	—	—	—	—	—	4.4	(467.0)	(467.0)
Issuances and deferrals, net for stock-based compensation (1)	0.5	—	30.1	(2.4)	—	—	(0.5)	14.2	41.9
Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	472.8	—	—	472.8
Other comprehensive loss, net of tax	—	—	—	—	(2.0)	—	—	—	(2.0)
Cash dividends - $1.80 per share	—	—	—	—	—	(102.9)	—	—	(102.9)
Repurchases of common stock	(2.8)	—	—	—	—	—	2.8	(374.9)	(374.9)
Issuances and deferrals, net for stock-based compensation (1)	0.6	—	29.9	(5.1)	—	—	(0.6)	27.6	52.4
Balance as of December 31, 2019	55.7	$78.7	$413.7	$2.9	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested and net issuances and deferrals associated with deferred compensation equity.
(2)Refer to Note 1 for further information regarding new accounting standards adopted.
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company has reclassified certain prior periods' amounts to conform with the current period presentation of interest expense, net, and interest income on the Consolidated Statement of Income and proceeds from exercise of stock options, net, and withholding tax paid related to stock-based compensation on the Consolidated Statement of Cash Flows.
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
Foreign Currency Matters
The functional currency of the Company’s subsidiaries outside the United States is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated to the U.S. Dollar at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in other non-operating expense, net.
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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2019, is approximately 19 years.
The Company recognizes revenue over-time for certain contracts that provide for the manufacture of highly customized products with no alternative use and provide the Company the right to payment for work performed to date, including a normal margin for that effort.
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
Other Non-operating Expense, net
Other non-operating expense, net primarily includes foreign currency exchange (gains) losses, indemnification (gains) losses associated with acquired businesses, (income) loss from equity method investments and (gains) losses on sales of a business.
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity-classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The requisite service period generally matches the stated vesting period of the award but may be shorter if the employee is retirement-eligible and, under the award’s terms, may fully vest upon retirement from the Company. The Company recognizes compensation cost for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.
Additionally, the Company accounts for liability-classified stock-based compensation cost under the fair value method, with the fair value of the award remeasured as of the date of the financial position. The Company recognizes compensation cost over the requisite service period based on the remeasured fair value of the award. The requisite service period generally matches the stated vesting period of the award but may be shorter if the employee is retirement-eligible and, under the award’s terms, may fully vest upon retirement from the Company.
The Company also accounts for forfeitures of stock-based awards as they occur. Refer to Note 7 for additional information regarding stock-based compensation.
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
Receivables and Allowance for Doubtful Accounts
Receivables are stated at net realizable value. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of its credit information to determine if events have occurred subsequent to the recognition of the revenue and related receivable that provides evidence that such receivable will be realized at an amount less than that recognized at the time of sale. Estimates of net realizable value are based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. Changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required and on the ability to recognize revenue until cash is collected or collectability is probable.
Changes in the Company's allowance for doubtful accounts follows:

(in millions)	2019	2018	2017
Balance as of January 1	$5.1	$6.5	$3.9
Increase (decrease) to reserve	1.4	(0.5)	1.2
Amounts acquired	0.6	—	2.0
Amounts written off	(0.5)	(0.9)	(0.6)
Balance as of December 31	$6.6	$5.1	$6.5
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on a straight-line basis over the estimated useful lives of the assets. Asset lives are generally 20 to 40 years for buildings, five to 15 years for machinery and equipment and two to 20 years for leasehold improvements. Leasehold improvements are amortized based on the shorter of the underlying lease term or the asset’s estimated useful life. Refer to Note 11 for further information regarding property, plant and equipment.
Valuation of Long-Lived Assets
Long-lived assets or asset groups, including amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company groups its long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities for purposes of testing for impairment. The Company’s asset groupings vary based on the related business in which the long-lived assets are employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. The Company utilizes its long-lived assets in multiple industries and economic environments and its asset groupings reflect these various factors.
The Company monitors the operating and cash flow results of its long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted or if the carrying value of those assets or asset groups may not be recoverable. Undiscounted estimated future cash flows are compared with the carrying value of the long-lived asset or asset group in the event indicators of impairment are identified. If the undiscounted estimated future cash flows are less than the carrying amount, the Company determines the fair value of the asset or asset group and records an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows by prices for like or similar assets in similar markets or a combination of both.
Long-lived assets or asset groups that are part of a disposal group that meets the criteria to be classified as held for sale are not assessed for impairment, but rather a loss is recorded against the disposal group if fair value, less cost to sell, of the disposal group is less than its carrying value.

Goodwill and Other Intangible Assets
Intangible assets are recognized and recorded at its acquisition date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over its useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships, patents and technology, certain trade names and non-compete agreements. The Company determines the useful life of its definite-lived intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company’s own experience in the particular industry, the impact of known trends such as technological obsolescence, product demand or other factors and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.
Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the excess. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company’s annual testing date for indefinite-lived intangible assets is October 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether its useful lives can be determined and, if so, begins amortizing any applicable intangible asset.
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
Leases
The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Operating leases are included in other long-term assets, accrued and other current liabilities, and other long-term liabilities.
Right-of-use assets ("ROU assets") represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed and known lease payments over the lease term. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets. Refer to Note 17 for additional information regarding leases.
Contingencies and Insurance Recoveries
The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including commercial, employee, environmental or other regulatory litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable.
The Company maintains occurrence-based insurance contracts related to certain contingent losses primarily workers’ compensation, medical and dental, general liability, property and product liability claims up to applicable retention limits as part of its risk management strategy. The Company records a recovery under these insurance contracts when such recovery is deemed probable. Insurance proceeds in excess of realized losses are gain contingencies and not recorded until realized. Refer to Note 17 for additional information regarding contingencies and insurance recoveries.
Derivative Instruments and Hedge Accounting
From time to time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under U.S. GAAP, the changes in fair value period-to-period, less any excluded components, are classified in accumulated other comprehensive income, until the underlying transaction being hedged impacts earnings. The excluded components are recorded in current period income. For those instruments that are designated and qualify as fair value hedges under U.S. GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under U.S. GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating expense, net. Refer to Note 18 for a description of the Company's current derivative instrument and hedging activities.
New Accounting Standards Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which requires lessees to recognize a lease liability for the obligation to make lease payments, measured at the present value on a discounted basis, and an ROU asset for the right to use the underlying asset for the duration of the lease term, measured as the lease liability amount adjusted for lease prepayments, lease incentives received, and initial direct costs.
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

Company to carry forward the historical lease classification. The standard did not materially impact consolidated net income or cash flows.
Following is a summary of the effects of adopting ASC 842 on the Condensed Consolidated Balance Sheet:

	January 1, 2019
(in millions)	Balances Without Adoption	Effect of Adoption Higher/(Lower)	Balances With Adoption
Other current assets	$75.3	$(0.5)	$74.8
Other long-term assets	22.9	69.6	92.5
Accrued and other current liabilities	258.0	21.4	279.4
Other long-term liabilities	266.5	47.7	314.2

Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials (“CCM”)—the principal products of this segment are rubber (EPDM), thermoplastic polyolefin (TPO) and polyvinyl chloride (PVC) roofing membranes used predominantly on non-residential low-sloped roofs, related roofing accessories, including flashings, fasteners, sealing tapes and coatings and waterproofing products. In addition, CCM offers a broad range of specialty polyurethane products and solutions across a broad array of markets and applications, and metal panel roofing primarily for residential and commercial markets. CCM also manufactures and distributes energy-efficient rigid foam insulation panels for substantially all roofing applications. The markets served primarily include new construction, re-roofing and maintenance of low-sloped roofs, water containment, HVAC sealants and coatings and waterproofing.
Carlisle Interconnect Technologies (“CIT”)—the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies for the transfer of power and data primarily for the aerospace, defense electronics, test and measurement equipment and select industrial markets and highly engineered products and services to the medical device market.
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

Summary financial information by reportable segment follows:

(in millions)	Revenues	Operating Income (Loss)	Assets	Depreciation and Amortization	Capital Expenditures
2019
Carlisle Construction Materials	$3,233.3	$576.0	$2,097.8	$93.9	$30.1
Carlisle Interconnect Technologies	972.9	131.6	1,880.4	63.0	23.6
Carlisle Fluid Technologies	278.4	24.0	707.5	24.1	3.5
Carlisle Brake & Friction	327.0	21.3	441.3	21.7	19.1
Segment Total	4,811.6	752.9	5,127.0	202.7	76.3
Corporate and unallocated (1)	—	(98.7)	369.0	2.7	12.6
Total	$4,811.6	$654.2	$5,496.0	$205.4	$88.9
2018
Carlisle Construction Materials	$2,880.3	$435.4	$1,870.7	$77.9	$50.0
Carlisle Interconnect Technologies	933.8	117.3	1,446.4	58.3	27.2
Carlisle Fluid Technologies	291.6	37.1	678.0	22.9	11.5
Carlisle Brake & Friction	373.8	(0.8)	446.6	23.5	22.4
Segment Total	4,479.5	589.0	4,441.7	182.6	111.1
Corporate and unallocated (1)	—	(80.0)	807.5	2.9	1.5
Discontinued operations	—	—	—	5.1	8.1
Total	$4,479.5	$509.0	$5,249.2	$190.6	$120.7
2017
Carlisle Construction Materials	$2,336.2	$421.9	$1,898.6	$41.9	$61.0
Carlisle Interconnect Technologies	815.3	89.5	1,473.0	55.8	53.2
Carlisle Fluid Technologies	281.4	16.1	678.7	23.0	8.8
Carlisle Brake & Friction	317.9	2.6	433.8	23.0	26.8
Segment Total	3,750.8	530.1	4,484.1	143.7	149.8
Corporate and unallocated (1)	—	(66.1)	346.4	2.6	1.2
Discontinued operations	—	—	469.3	22.8	8.9
Total	$3,750.8	$464.0	$5,299.8	$169.1	$159.9
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and other invested assets.
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2019	December 31, 2018
United States	$571.8	$574.8
International:
Europe	117.1	99.3
Asia	44.7	42.7
Mexico	31.3	30.8
United Kingdom	28.1	28.0
Other	0.2	0.5
Total long-lived assets	$793.2	$776.1

A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,895.5	$699.5	$124.1	$128.0	$3,847.1
International:
Europe	204.2	71.7	54.8	97.6	428.3
Asia	19.7	107.9	87.9	72.8	288.3
Canada	89.7	5.5	6.2	3.3	104.7
Mexico	3.0	53.0	2.7	11.3	70.0
Middle East and Africa	13.1	23.0	1.9	1.4	39.4
Other	8.1	12.3	0.8	12.6	33.8
Total international	337.8	273.4	154.3	199.0	964.5
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,552.6	$634.0	$116.9	$157.8	$3,461.3
International:
Europe	186.2	89.7	58.6	109.0	443.5
Asia	16.4	114.0	100.1	76.0	306.5
Canada	97.9	4.8	6.5	2.9	112.1
Mexico	4.1	48.2	5.4	14.3	72.0
Middle East and Africa	15.2	27.7	2.5	1.4	46.8
Other	7.9	15.4	1.6	12.4	37.3
Total international	327.7	299.8	174.7	216.0	1,018.2
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

	2017
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,080.5	$537.8	$110.1	$132.0	$2,860.4
International:
Europe	156.5	96.3	55.5	94.2	402.5
Asia	13.2	98.1	93.0	62.7	267.0
Canada	67.7	5.1	6.9	3.6	83.3
Mexico	2.1	46.6	9.5	12.9	71.1
Middle East and Africa	12.0	24.4	2.0	2.4	40.8
Other	4.2	7.0	4.4	10.1	25.7
Total international	255.7	277.5	171.3	185.9	890.4
Total revenues	$2,336.2	$815.3	$281.4	$317.9	$3,750.8
Customer Information
Revenues from Beacon Roofing Supply, Inc. accounted for approximately 11.0% and 11.8% of the Company’s consolidated revenues during the years ended December 31, 2019 and 2018, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 10.5% and 10.4% of the Company's consolidated revenues during the years ended December 31, 2019 and 2017, respectively. Sales to both of these customers originate in the CCM segment. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2019, 2018 and 2017.

Note 3—Acquisitions
2019 Acquisitions
Providien, LLC
On November 20, 2019, the Company completed its acquisition of Providien, LLC ("Providien"), for consideration of $332.1 million, including $3.4 million of cash acquired, subject to post-closing adjustments. Providien is a leading provider of comprehensive manufacturing solutions for global medical device original equipment manufacturers, including: thermoforming, medical device contract manufacturing, precision machining and metals, and medical injection molding.
For the period from November 20, 2019 to December 31, 2019, Providien contributed revenues of $11.3 million and operating income of $0.1 million to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CIT segment.
The following table summarizes the consideration transferred to acquire Providien and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies.

Preliminary Allocation
(in millions)	As of 11/20/2019
Total cash consideration transferred	$332.1
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3.4
Receivables, net	38.9
Inventories, net	2.7
Prepaid expenses and other current assets	2.3
Property, plant and equipment	12.9
Definite-lived intangible assets	135.4
Other long-term assets	7.1
Accounts payable	(6.0)
Income tax payable	(0.7)
Accrued and other current liabilities	(7.0)
Other long-term liabilities	(8.1)
Deferred income taxes	(27.1)
Total identifiable net assets	153.8
Goodwill	$178.3
The preliminary goodwill recognized in the acquisition of Providien reflects market participant synergies attributable to significant raw material purchase synergies with CIT, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $38.9 million of gross contractual accounts receivable, of which less than $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the CIT reportable segment. Of the goodwill, $42.9 million is preliminarily deductible for tax purposes. The $135.4 million preliminary value allocated to definite-lived intangible assets consists of $111.7 million of customer relationships with a useful life of 14 years, various acquired technologies of $19.5 million with a useful life of six or 11 years and trade names of $4.1 million with a useful life of two years. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $27.1 million.

Petersen Aluminum Corporation
On January 11, 2019, the Company acquired 100% of the equity of Petersen Aluminum Corporation ("Petersen"), for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. Petersen is a manufacturer and distributor of architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets.
For the period from January 11, 2019 to December 31, 2019, Petersen contributed revenues of $176.2 million and operating income of $9.8 million to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
The following table summarizes the consideration transferred to acquire Petersen and the allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 1/11/2019		12/31/2019
Total cash consideration transferred	$207.2	$—	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2	—	5.2
Receivables, net	11.5	—	11.5
Inventories, net	39.5	(0.3)	39.2
Prepaid expenses and other current assets	2.1	—	2.1
Property, plant and equipment	17.8	—	17.8
Definite-lived intangible assets	109.3	0.8	110.1
Other long-term assets	9.5	—	9.5
Accounts payable	(5.9)	—	(5.9)
Income tax payable	1.7	—	1.7
Accrued and other current liabilities	(8.7)	—	(8.7)
Other long-term liabilities	(12.4)	(0.1)	(12.5)
Deferred income taxes	(25.4)	(0.2)	(25.6)
Total identifiable net assets	144.2	0.2	144.4
Goodwill	$63.0	$(0.2)	$62.8
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation ("MicroConnex") for cash consideration of approximately $46.2 million, including $0.8 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2019. MicroConnex is a manufacturer of highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
MicroConnex contributed revenues of $10.2 million and an operating loss of $0.8 million for the period from April 1, 2019 to December 31, 2019. The results of operations of the acquired business are reported within the CIT segment.

Consideration of $15.2 million has been allocated to goodwill, $27.4 million to definite-lived intangible assets, $0.9 million to inventory, $3.4 million to accounts receivable, $0.6 million to accounts payable and $7.0 million to deferred income taxes. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 12 years, trade names with a useful life of 17 years and acquired technologies with a useful life of five years. None of the $15.2 million allocated to goodwill is deductible for tax purposes. All of the goodwill has been assigned to the CIT reporting unit, which aligns with the reportable segment.
2017 Acquisitions
Accella Holdings LLC
On November 1, 2017, the Company acquired 100% of the equity of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively “Accella”), a specialty polyurethane platform, from Accella Performance Materials LLC, a subsidiary of Arsenal Capital Partners, for total consideration of $671.4 million, including a cash, working capital and indebtedness settlement, which was finalized in the first quarter of 2018. Accella offers a wide range of polyurethane products and solutions across a broad array of markets and applications. The Company funded the acquisition with borrowings from the Revolving Credit Facility.
Accella contributed revenues of $64.0 million and an operating loss of $9.0 million for the period from November 1, 2017 to December 31, 2017. The operating loss for the period from November 1, 2017 to December 31, 2017, includes $5.5 million of incremental cost of goods sold related to measuring inventory at fair value and $1.1 million of acquisition-related costs related primarily to professional fees. The results of operations of the acquired business are reported as part of the CCM segment.
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2016, based on the purchase price allocation presented below:

(in millions)	Unaudited Pro Forma Twelve Months Ended December 31, 2017
Revenues	$4,439.4
Income from continuing operations	351.8
The pro forma financial information reflects adjustments to Accella's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the fair value adjustments of the acquired net assets of $10.8 million in 2017, together with the associated tax effects. Also, the pro forma financial information reflects costs of goods sold related to the fair valuation of inventory and acquisition-related costs described above as if they occurred in 2016.
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
During 2019 and 2018, $1.9 million and $4.6 million, respectively, of certain pre-acquisition income tax uncertainties were resolved, resulting in the reversal of the related indemnification asset and corresponding liability.
Excluding Accella, proforma results of operations for the 2017 acquisitions have not been presented because the effect of these acquisitions was not material to the Company's financial condition or results of operations for any of the periods presented.
Drexel Metals
On July 3, 2017, the Company acquired 100% of the equity of Drexel Metals, Inc., (“Drexel Metals”) for total consideration of $55.8 million. Drexel Metals is a provider of architectural standing seam metal roofing systems for commercial, institutional and residential applications.
Drexel contributed revenues of $26.8 million and an operating loss of $0.2 million for the period from July 3, 2017 to December 31, 2017. The results of operations of the acquired business are reported within the CCM segment.
Consideration of $26.9 million has been allocated to goodwill, $19.0 million to definite-lived intangible assets, $10.4 million to indefinite-lived intangible assets, $8.8 million to inventory, $5.3 million to accounts receivable, $5.8 million to accounts payable and $10.8 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of nine years. None of the $26.9 million allocated to goodwill is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.

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
Arbo contributed revenues of $14.0 million and operating income of $0.3 million for the period from January 31, 2017 to December 31, 2017. The results of operations of the acquired business are reported within the CCM segment.
Consideration of $4.7 million has been allocated to goodwill, $2.2 million to definite-lived intangible assets, $2.1 million to inventory, $1.6 million to indefinite-lived intangibles, $1.5 million to accounts receivable, $1.4 million to accounts payable and $1.4 million to deferred income and other taxes payable. Definite-lived intangible assets consist of customer relationships with an estimated useful life of 15 years. Of the $4.7 million of goodwill, $1.3 million is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which aligns with the reportable segment.
Note 4—Discontinued Operations
On March 20, 2018, the Company completed the sale of CFS to The Jordan Company of New York, NY for gross proceeds of $758.0 million, including a working capital adjustment, which was finalized in the third quarter of 2018. The sale of CFS is consistent with the Company's vision of operating businesses with highly engineered manufacturing products in strong growth markets.
A summary of the results from discontinued operations included in the Consolidated Statements of Income follows:

(in millions)	2019	2018	2017
Revenue	$—	$69.5	$337.9

Cost of goods sold	—	49.5	238.5
Other operating expense, net	—	16.7	59.7
Operating income	—	3.3	39.7
Other non-operating expense, net	1.8	—	0.1
Income from discontinued operations before income taxes	(1.8)	3.3	39.6
Gain on sale of discontinued operations	—	296.8	—
Provision for income taxes	(0.9)	47.6	14.7
Income from discontinued operations	$(0.9)	$252.5	$24.9
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

(in millions)	2018	2017
Net cash (used in) provided by operating activities	$(2.0)	$62.2
Net cash used in investing activities	(8.1)	(222.6)
Net cash provided by financing activities (1)	11.4	161.4
Change in cash and cash equivalents from discontinued operations	$1.3	$1.0
(1)Represents borrowings from the Carlisle cash pool to fund capital expenditures and acquisitions.
Note 5—Earnings Per Share
The Company’s restricted shares contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation below of earnings per share excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions except share and per share amounts)	2019	2018	2017
Income from continuing operations	$473.7	$358.6	$340.6
Less: dividends declared	(102.9)	(93.5)	(92.1)
Undistributed earnings	370.8	265.1	248.5
Percent allocated to common shareholders (1)	99.7%	99.7%	99.3%
	369.7	264.3	246.8
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	102.7	93.1	90.9
Income from continuing operations attributable to common shareholders	$472.4	$357.4	$337.7

Shares (in thousands):
Basic weighted-average shares outstanding	56,913	60,393	63,073
Effect of dilutive securities:
Performance awards	203	83	137
Stock options	431	310	341
Diluted weighted-average shares outstanding	57,547	60,786	63,551

Per share income from continuing operations attributable to common shares:
Basic	$8.30	$5.92	$5.36
Diluted	$8.21	$5.88	$5.32

(1) Basic weighted-average shares outstanding (in thousands)	56,913	60,393	63,073
Basic weighted-average shares outstanding and unvested restricted shares expected to vest (in thousands)	57,086	60,561	63,513
Percent allocated to common shareholders	99.7%	99.7%	99.3%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions except share amounts presented in thousands)	2019	2018	2017
Income from discontinued operations attributable to common shareholders for basic and dilutive earnings per share	$(0.9)	$251.8	$24.8
Net income attributable to common shareholders for basic and diluted earnings per share	471.5	609.2	362.4
Anti-dilutive stock options excluded from EPS calculation (1)	1	813	321
(1)Represents stock options excluded from the calculation of diluted earnings per share as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
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

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$3,211.1	$531.7	$278.4	$327.0	$4,348.2
Products and services transferred over time	22.2	441.2	—	—	463.4
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT		CFT	CBF	Total
Products transferred at a point in time	$2,859.0	$540.7	(1)	$291.6	$373.8	$4,065.1
Products and services transferred over time	21.3	393.1	(1)	—	—	414.4
Total revenues	$2,880.3	$933.8		$291.6	$373.8	$4,479.5
(1)As corrected from $900.5 million for products transferred at a point in time and $33.3 million for products and services transferred over time, as previously reported.

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019 follows:

(in millions)	2020	2021	2022	2023	2024	Thereafter
Extended service warranties	$21.9	$20.8	$19.7	$18.5	$17.4	$143.8
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. Additionally, the Company has applied the transition practical expedient to not disclose the amount of transaction price allocated to the remaining performance obligations and an expectation of when the Company expects to recognize associated revenues, for the year ended December 31, 2019.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM segment, systems contracts in the CFT segment and highly customized product contracts in the CIT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities follows:

(in millions)	2019	2018
Balance as of January 1	$227.4	$215.8
Revenue recognized	(69.1)	(79.5)
Revenue deferred	87.6	90.5
Acquired liabilities	1.5	0.6
Balance as of December 31	$247.4	$227.4
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional, which generally occurs over twelve months or less. A summary of the change in contract assets follows:

(in millions)	2019	2018
Balance as of January 1	$44.7	$—
Balance as of December 31	100.5	44.7
Change in contract assets	$55.8	$44.7

The change in contract assets for the year ended December 31, 2019, primarily reflects acquired contract assets of $29.1 million and the recognition of revenue as performance obligations were satisfied exceeding billings of $26.7 million. The change in contract assets for the year ended December 31, 2018, primarily reflects the adoption of ASC 606 of $22.8 million and the recognition of revenue as performance obligations were satisfied exceeding billings of$21.9 million.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$3,035.6	$—	$—	$—	$3,035.6
Aerospace	—	641.4	—	23.3	664.7
Heavy equipment	100.2	—	—	259.5	359.7
Transportation	—	—	152.2	33.5	185.7
Medical	—	162.3	—	—	162.3
General industrial and other	97.5	169.2	126.2	10.7	403.6
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,661.4	$—	$—	$—	$2,661.4
Aerospace	—	620.3	—	21.5	641.8
Heavy equipment	112.1	—	—	300.7	412.8
Transportation	—	—	154.9	41.1	196.0
Medical	—	146.4	—	—	146.4
General industrial and other	106.8	167.1	136.7	10.5	421.1
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries and the Company’s non-employee directors. Members of the Board of Directors (the "Board") that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for up to 4.2 million awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. As of December 31, 2019, 1.5 million shares were available for grant under this plan.
During the year ended December 31, 2019, the Company awarded 460 thousand stock options as part of the Program, 58 thousand restricted stock awards, 52 thousand performance share awards, and 12 thousand restricted stock units with an aggregate grant-date fair value of approximately $25.4 million to be recognized over the requisite service period for each award.
Stock-based compensation cost by award type follows:

(in millions)	2019	2018	2017
Stock option awards	$10.8	$11.0	$7.7
Restricted stock awards	7.4	7.7	6.0
Performance share awards	6.0	7.4	5.6
Restricted stock units	1.3	1.4	1.4
Stock appreciation rights	8.6	—	—
Total stock-based compensation cost	$34.1	$27.5	$20.7
Income tax benefit	$12.9	$10.6	$12.5

In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $11.5 million and $2.7 million to stock-based compensation costs for the years ended December 31, 2019 and December 31, 2018, respectively. Compensation cost of $3.2 million and $0.5 million is capitalized as inventory as of December 31, 2019 and December 31, 2018, respectively. Inventory is recognized in costs of goods sold when that related inventory is sold.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost related to stock options of $9.8 million as of December 31, 2019, is to be recognized over a weighted-average period of 1.4 years.
The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock options. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts)	2019	2018 One-time Grant	2018	2017
Expected dividend yield	1.6%	1.4%	1.4%	1.3%
Expected term (in years)	4.9	3.9	5.5	5.6
Expected volatility	21.3%	20.7%	23.1%	25.6%
Risk-free interest rate	2.5%	2.6%	2.6%	1.9%
Weighted-average grant date fair value (per share)	$21.07	$21.91	$23.71	$24.57
Fair value of options granted	$9.7	$13.6	$9.1	$8.8
The expected term of a stock option is based on the assumption that all outstanding stock options will be exercised at the midpoint of the valuation date (if vested) or the vesting dates (if unvested) and the stock options’ expiration date. The expected volatility is based on historical volatility, as well as implied volatility of the Company’s call options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected term of the stock option. The expected dividend yield is based on the latest quarterly dividend payment per share, annualized, divided by the average three-month stock price as of the date of grant.
A summary of stock options outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	1,964	$95.76
Options granted	460	110.82
Options exercised	(448)	82.26
Options forfeited / expired	(151)	107.81
Outstanding as of December 31, 2019	1,825	101.95	7.6	$109.3
Vested and exercisable as of December 31, 2019	646	89.69	5.9	$46.6
Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2019	2018	2017
Intrinsic value of options exercised	$25.4	$18.4	$8.5
Fair value of options vested	$6.3	$10.2	$5.4
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost related to restricted stock of $6.7 million as of December 31, 2019, is to be recognized over a weighted-average period of 1.6 years.
Information related to restricted stock during the years ended December 31 follows:

	2019	2018	2017
Weighted-average grant date fair value (per share)	$112.70	$114.27	$106.78

A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	169	$103.47
Shares granted	58	112.70
Shares vested	(50)	92.53
Shares forfeited	(4)	109.22
Outstanding as of December 31, 2019	173	109.62	1.0	$28.0
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2019	2018	2017
Intrinsic value of restricted stock exercised	$5.6	$11.7	$11.4
Fair value of restricted stock vested	$4.6	$9.8	$8.1
Performance Share Awards
Performance shares vest based on the employee rendering three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board. Unrecognized compensation cost related to performance share awards of $6.9 million as of December 31, 2019, is to be recognized over a weighted-average period of 1.7 years.
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
Information related to performance shares during the years ended December 31 follows:

	2019	2018	2017
Weighted-average grant date fair value (per share)	$149.27	$140.20	$141.83
A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	153	$132.68
Awards granted	52	149.27
Awards vested	(49)	119.37
Awards withheld	(9)	118.80
Awards forfeited	(4)	143.31
Outstanding as of December 31, 2019	143	143.94	1.0	$23.2
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2019	2018	2017
Intrinsic value of performance share awards exercised	$5.0	$5.3	$11.6
Fair value of performance share awards vested	$5.9	$5.2	$10.0

Restricted Stock Units
Restricted stock units are awarded to eligible directors and fully vested and are expensed upon grant date. The restricted stock units are paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. The Company granted 12 thousand, 13 thousand and 13 thousand units in 2019, 2018 and 2017, respectively. Units had a weighted-average grant date fair value per share of $110.79, $108.72 and $107.87 in 2019, 2018 and 2017, respectively. Restricted stock units' fair value is based on the closing market price of the stock on the respective dates of the grants.
Stock Appreciation Rights
Stock appreciation rights issued under the 2018 one-time grant discussed above, cliff vest on May 2, 2021, at which date they will immediately vest and be settled in cash. Unrecognized compensation cost related to stock appreciation rights of $11.6 million as of December 31, 2019, is to be recognized over a weighted-average period of 1.3 years.
The stock appreciation rights are classified as liability awards and are measured at fair value at each balance sheet date. The Company utilizes the BSM option pricing model to determine the fair value of its stock appreciation rights. The BSM relies on certain assumptions to estimate a stock appreciation right's fair value. The weighted average assumptions used in the December 31, 2019 determination of fair value for stock appreciation rights follows:

(in millions, except per share amounts)	2018 One-time Grant
Expected dividend yield	1.3%
Expected term (in years)	1.3
Expected volatility	24.3%
Risk-free interest rate	1.6%
Weighted-average grant date fair value (per share)	$55.76
Fair value of stock appreciation rights granted	$27.5
The expected life of stock appreciation rights is based on the time from the valuation date to the vest date. The expected volatility is based on historical volatility as well as implied volatility of the Company’s call options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected life of the stock appreciation right. The expected dividend yield is based on the latest quarterly dividend payment per share, annualized, divided by the average three-month stock price as of the date of grant.
A summary of stock appreciation awards outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	—	$—
Awards granted	493	106.85
Awards forfeited	(131)	106.85
Outstanding as of December 31, 2019	362	106.85	1.3	$19.9
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer 86 thousand and 202 thousand shares of Company common stock as of December 31, 2019 and 2018, respectively. Company stock held for future issuance of vested awards is classified as deferred compensation equity in the Consolidated Balance Sheets and is recorded at grant date fair value. Such deferred shares are included in basic earnings per share.
Note 8—Exit and Disposal Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidation and relocation and lease termination costs. The primary actions are discussed below by operating segment.

CIT
The Company is substantially complete with its project to relocate its manufacturing operations in El Segundo, California, and Riverside, California, to existing manufacturing operations in North America. During the year ended December 31, 2019, exit and disposal costs totaled $8.0 million, primarily for employee termination benefit costs and travel costs. Total associated exit and disposal costs are expected to approximate $9.1 million, with approximately $0.5 million costs remaining to be incurred in the first half of 2020.
CFT
During 2019, the Company initiated plans to reduce costs and streamline processes by eliminating certain positions within selling, general and administrative, and manufacturing functions. The costs to complete this project totaled $2.7 million and were recognized primarily in the first quarter of 2019.
CBF
During 2017, the Company initiated plans to exit its manufacturing operations in Tulsa, Oklahoma, and relocate the majority of those operations to its existing manufacturing facility in Medina, Ohio. During the year ended December 31, 2019, exit and disposal costs totaled $2.2 million, primarily reflecting facility closure costs and employee termination benefits. This project is complete as of December 31, 2019, with cumulative exit and disposal costs of $20.8 million.
Consolidated Summary
Exit and disposal costs by activity follows:

(in millions)	2019	2018	2017
Employee severance and benefit arrangements	$7.5	$3.2	$17.8
Lease termination costs	1.8	1.1	—
Relocation costs	0.9	6.3	1.9
Accelerated depreciation	0.2	2.3	3.7
Other restructuring costs	3.3	5.0	3.4
Total exit and disposal costs	$13.7	$17.9	$26.8
Exit and disposal costs by segment follows:

(in millions)	2019	2018	2017
Carlisle Interconnect Technologies	$8.5	$3.2	$9.5
Carlisle Fluid Technologies	2.7	1.1	11.4
Carlisle Brake & Friction	2.2	13.6	5.1
Carlisle Construction Materials	0.3	—	—
Corporate	—	—	0.8
Total exit and disposal costs	$13.7	$17.9	$26.8
Exit and disposal costs by financial statement line item follows:

(in millions)	2019	2018	2017
Cost of goods sold	$7.1	$15.5	$10.9
Selling and administrative expenses	5.6	1.9	15.8
Research and development expenses	0.1	0.1	0.1
Other operating (income) expense, net	0.9	0.4	—
Total exit and disposal costs	$13.7	$17.9	$26.8
Changes in exit and disposal liabilities follows:

(in millions)	Total
Balance as of December 31, 2018	$1.2
Charges	13.7
Cash payments	(9.7)
Balance as of December 31, 2019	$5.2
The liability of $5.2 million as of December 31, 2019, primarily relates to employee severance and benefit arrangements and is included in accrued expenses.

Note 9—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2019	2018	2017
Continuing operations:
U.S. domestic	$484.7	$352.2	$356.5
Foreign	110.6	93.7	72.5
Income from continuing operations before income taxes	595.3	445.9	429.0

Discontinued operations:
U.S. domestic	(1.8)	299.8	39.1
Foreign	—	0.3	0.5
Income from discontinued operations before income taxes	(1.8)	300.1	39.6

Total income before income taxes	$593.5	$746.0	$468.6
The provision for income taxes from continuing operations consists of the following:

(in millions)	2019	2018	2017
Current provision:
Federal and State	$105.9	$62.0	$116.5
Foreign	23.4	25.9	28.4
Total current provision	129.3	87.9	144.9

Deferred provision (benefit):
Federal and State	(6.9)	7.9	(62.7)
Foreign	(0.8)	(8.5)	6.2
Total deferred (benefit) provision	(7.7)	(0.6)	(56.5)

Total provision for income taxes	$121.6	$87.3	$88.4
Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions)	2019	2018	2017
Taxes at U.S. statutory rate	$125.0	$93.6	$150.1
State and local taxes, net of federal income tax benefit	15.2	10.8	9.5
Foreign earnings taxed at different rates	0.8	1.1	(6.7)
Change in unrecognized tax benefit	(2.8)	(7.8)	0.9
Return to provision adjustments	(7.6)	(2.3)	(0.7)
Benefit for domestic manufacturing deduction	—	—	(9.7)
Tax credits	(5.2)	(3.0)	(2.3)
Impact of U.S. tax reform	—	(3.3)	(57.7)
Change in investment assertion on foreign earnings	—	—	5.1
Other, net	(3.8)	(1.8)	(0.1)
Provision for income taxes	$121.6	$87.3	$88.4
Effective income tax rate on continuing operations	20.4%	19.6%	20.6%
Cash payments for income taxes, net of refunds, were $120.6 million, $203.0 million and $142.8 million, in 2019, 2018 and 2017, respectively.

Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2019	December 31, 2018
Deferred revenue	$22.9	$21.1
Warranty reserves	4.6	4.6
Inventory reserves	7.6	7.6
Allowance for doubtful accounts	3.3	2.5
Employee benefits	29.8	27.6
Foreign loss carryforwards	4.4	5.1
Federal tax credit carryovers	2.4	—
Deferred state tax attributes	8.3	11.9
Lease liabilities	16.3	—
Other, net	5.0	—
Gross deferred assets	104.6	80.4
Valuation allowances	(5.3)	(1.3)
Deferred tax assets after valuation allowances	99.3	79.1

Undistributed foreign earnings	(13.6)	(11.0)
Property, plant and equipment	(55.8)	(47.2)
Intangibles	(219.0)	(172.5)
Right of use assets	(15.0)	—
Other, net	—	(0.4)
Gross deferred liabilities	(303.4)	(231.1)

Net deferred tax liabilities	$(204.1)	$(152.0)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2019	December 31, 2018
Other long-term assets	$3.6	$2.6
Other long-term liabilities	(207.7)	(154.6)
Net deferred tax liabilities	$(204.1)	$(152.0)
Valuation Allowances
As of December 31, 2019, the Company had no deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $5.2 million (expiring 2020 through 2039). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $0.9 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $4.4 million, which begin to expire in 2022. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $2.0 million. As of December 31, 2019, the Company had foreign tax credit carryforwards of $2.4 million, which begin to expire in 2028. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance.

Undistributed Foreign Earnings
As a result of the deemed mandatory repatriation provisions in the Tax Cuts and Jobs Act (the "Tax Act"), the Company included undistributed earnings in income subject to U.S. tax at reduced tax rates in 2017. In addition, the Company recognized in income global intangible low-taxed income (“GILTI”) reduced by foreign tax credits for 2018 as part of the changes from the Tax Act. As a result, the Company does not have material basis differences related to cumulative unremitted earnings for US tax purposes. The Company has determined that an amount approximately equal to foreign cash balances and other certain assets is not permanently reinvested for local country purposes, which results in an accrual of $13.6 million related to foreign withholding taxes. It is not practicable to calculate deferred tax balances on other basis differences.

Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2019	2018	2017
Balance as of January 1	$27.3	$37.4	$24.6
Additions based on tax positions related to current year	0.3	3.3	3.0
Additions related to acquired uncertain tax positions	11.6	—	12.6
Adjustments for tax positions of prior years	2.0	—	1.5
Reductions due to statute of limitations	(5.0)	(12.0)	(3.3)
Reductions due to settlements	(0.1)	(1.2)	(1.7)
Adjustments due to foreign exchange rates	(0.2)	(0.2)	0.7
Balance as of December 31	$35.9	$27.3	$37.4
If the unrecognized tax benefits as of December 31, 2019, were to be recognized, approximately $40.9 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2019, 2018 and 2017 were $9.2 million, $5.1 million and $5.9 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is working with the IRS to complete its compliance assurance process for the 2018 and 2019 tax years.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2013. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2009. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, the Company believes that within the next 12 months it is reasonably possible that previously unrecognized tax benefits could decrease by approximately $9.0 million to $10.0 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.
U.S. Tax Reform
On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to existing tax law including, among other things, a reduction to the U.S. federal corporate income tax rate from 35% to 21% and a one-time tax on deferred foreign income ("Transition Tax") in 2017.
The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings and profits (“E&P”) of the Company's foreign subsidiaries. The Company previously recognized $27.9 million related to the Transition Tax.

The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. The Company previously recognized $88.9 million related to the change in the federal rate.

Note 10—Inventories, net

(in millions)	December 31, 2019	December 31, 2018
Raw materials	$241.0	$195.1
Work-in-process	45.2	59.5
Finished goods	260.9	236.5
Reserves	(36.5)	(33.6)
Inventories, net	$510.6	$457.5

Note 11—Property, Plant and Equipment, net

(in millions)	December 31, 2019	December 31, 2018
Land	$75.8	$69.1
Buildings and leasehold improvements	479.8	441.9
Machinery and equipment	926.0	875.3
Projects in progress	54.7	78.9
Property, plant and equipment, gross	1,536.3	1,465.2
Accumulated depreciation	(752.8)	(705.1)
Property, plant and equipment, net	$783.5	$760.1
Capitalized interest totaled $1.2 million, $2.2 million and $2.4 million for 2019, 2018 and 2017, respectively.
Note 12—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF (1)	Total
Net balance as of December 31, 2017	$544.3	$640.3	$171.0	$96.5	$1,452.1
Goodwill acquired during year (2), (3)	2.8	2.7	—	—	5.5
Measurement period adjustments	(12.0)	—	—	—	(12.0)
Currency translation and other	(2.3)	0.1	(1.5)	(0.1)	(3.8)
Net balance as of December 31, 2018	$532.8	$643.1	$169.5	$96.4	$1,441.8
Goodwill acquired during year (2), (3)	64.3	194.1	16.1	—	274.5
Measurement period adjustments	0.5	(1.9)	1.6	—	0.2
Currency translation and other	(0.5)	(0.1)	0.3	0.1	(0.2)
Net balance as of December 31, 2019	$597.1	$835.2	$187.5	$96.5	$1,716.3
(1)CBF goodwill is presented net of accumulated impairment losses of $130.0 million recorded in prior periods. No other segments have incurred impairment losses.
(2)See Note 3 for further information on goodwill resulting from recent acquisitions.
(3)In addition to the acquisitions disclosed in Note 3, the Company acquired five businesses for an aggregate purchase price of $42.4 million during 2019. During 2018, the Company acquired three businesses for an aggregate purchase price of $20.1 million.
Other Intangible Assets, net

	December 31, 2019			December 31, 2018
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,054.4	$(354.9)	$699.5	$843.8	$(287.7)	$556.1
Technology and intellectual property	304.1	(167.0)	137.1	268.8	(129.3)	139.5
Trade names and other	100.0	(38.7)	61.3	45.4	(16.4)	29.0
Assets not subject to amortization:
Trade names	242.7	—	242.7	243.1	—	243.1
Other intangible assets, net	$1,701.2	$(560.6)	$1,140.6	$1,401.1	$(433.4)	$967.7

The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2019, follows (in years):

Customer relationships	10.0
Technology and intellectual property	6.1
Trade names and other	11.3
Total assets subject to amortization	9.5

Intangible assets subject to amortization as of December 31, 2019, will be amortized as follows:

(in millions)	2020	2021	2022	2023	2024	Thereafter
Estimated future amortization expense	$122.5	$115.0	$98.8	$93.2	$84.1	$384.3

The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2019	December 31, 2018
Carlisle Construction Materials	$345.3	$285.3
Carlisle Interconnect Technologies	441.0	313.4
Carlisle Fluid Technologies	272.8	280.9
Carlisle Brake & Friction	80.2	86.6
Corporate	1.3	1.5
Total	$1,140.6	$967.7

Note 13—Accrued and Other Current Liabilities

(in millions)	December 31, 2019	December 31, 2018
Compensation and benefits	$109.5	$99.9
Customer incentives	69.9	66.1
Standard product warranties	29.2	31.9
Income and other accrued taxes	22.7	16.7
Other accrued liabilities	63.2	43.4
Accrued and other current liabilities	$294.5	$258.0
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	December 31, 2019	December 31, 2018
Balance as of January 1	$31.9	$30.4
Provision	17.1	18.1
Claims	(19.6)	(16.3)
Foreign exchange	(0.2)	(0.3)
Balance as of December 31	$29.2	$31.9

Note 14—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
3.75% Notes due 2027	$600.0	$600.0	$623.4	$579.4
3.5% Notes due 2024	400.0	400.0	414.2	386.4
3.75% Notes due 2022	350.0	350.0	361.4	345.5
5.125% Notes due 2020	250.0	250.0	255.0	255.0
Unamortized discount, debt issuance costs and other	(8.4)	(12.2)
Total long term-debt	$1,591.6	$1,587.8
Less current portion of long-term debt	250.2	—
Total long term-debt, net of current portion	$1,341.4	$1,587.8
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.
3.75% Notes Due 2027
On November 16, 2017, the Company completed a public offering of $600.0 million of notes with a stated interest rate of 3.75% due December 1, 2027 (the “2027 Notes”). The 2027 Notes were issued at a discount of $2.4 million, resulting in proceeds to the Company of $597.6 million. The Company incurred costs to issue the 2027 Notes of approximately $7.7 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2027 Notes. Interest is paid each June 1 and December 1.
3.5% Notes Due 2024
On November 16, 2017, the Company completed a public offering of $400.0 million of notes with a stated interest rate of 3.5% due December 1, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount of $0.4 million, resulting in proceeds to the Company of $399.6 million. The Company incurred costs to issue the 2024 Notes of approximately $4.5 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2024 Notes. Interest is paid each June 1 and December 1.
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
Notes Terms and Redemption Features
The 2027, 2024, 2022 and 2020 Notes (jointly the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

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
As of December 31, 2019, the Company had $1.0 billion available under the Facility. During 2019 and 2018, the Company had no borrowings or repayments under the Facility. During 2017, the Company borrowed and repaid $1.2 billion, in the aggregate, under the Facility.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2019 and 2018.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of December 31, 2019, and 2018, the Company had $25.5 million and $26.0 million letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.5 million was available as of December 31, 2019.
Interest Payments
Cash payments for interest were $63.7 million, $65.4 million and $29.6 million in 2019, 2018 and 2017, respectively.

Note 15—Employee Benefit Plans
Defined Benefit Plans
The Company maintains defined benefit retirement plans, primarily for certain domestic employees, as presented below. All plans are frozen to new entrants, with the exception of the executive supplemental plan. Benefits are based primarily on years of service and earnings of the employee.
The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	2019	2018
Discount rate	3.0%	4.1%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2019	2018	2017
Discount rate	4.1%	3.5%	3.9%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.3%	6.3%	6.3%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2019, 2018 and 2017.
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
A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	December 31, 2019	December 31, 2018
Funded status
Projected benefit obligation
Beginning of year	$167.5	$182.8
Change in benefit obligation:
Service cost	2.8	3.1
Interest cost	6.1	5.5
Plan amendments	(0.1)	—
Actuarial (gain)/loss	17.2	(10.0)
Benefits paid	(14.6)	(13.9)
End of year	$178.9	$167.5
Fair value of plan assets
Beginning of year	$148.6	$165.7
Change in plan assets:
Actual return on plan assets	20.9	(4.6)
Company contributions	1.6	1.4
Benefits paid	(14.6)	(13.9)
End of year	$156.5	$148.6

Unfunded status end of year	$(22.4)	$(18.9)

Accumulated benefit obligation at end of year	$178.0	$167.0
The Company’s projected benefit obligation includes approximately $21.8 million and $19.6 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2019 and 2018, respectively. The Company’s accumulated benefit obligation includes approximately $20.9 million and $19.1 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31,

2019 and 2018, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2019	December 31, 2018
Long-term assets	$—	$0.7
Current liabilities	(1.5)	(1.5)
Long-term liabilities	(20.9)	(18.1)
Net pension liability	$(22.4)	$(18.9)
The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2019	December 31, 2018
Unrecognized actuarial losses (gross)	$52.1	$49.3
Unrecognized actuarial losses (net of tax)	41.5	39.6
Unrecognized prior service costs (gross)	0.8	1.0
Unrecognized prior service costs (net of tax)	0.6	0.8
The components of net periodic benefit cost follows:

(in millions)	2019	2018	2017
Service cost	$2.8	$3.1	$2.6
Interest cost	6.1	5.5	5.3
Expected return on plan assets	(9.7)	(10.3)	(10.2)
Amortization of unrecognized net loss	3.1	4.3	2.3
Amortization of unrecognized prior service credit	0.2	0.3	0.2
Net periodic benefit cost	$2.5	$2.9	$0.2
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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2019	December 31, 2018
Cash	$0.6	$0.6
U.S. treasury bonds	20.9	27.0
Mutual funds:
Equity mutual funds (1)	17.8	17.8
Fixed income mutual funds (2)	117.2	103.2
Total	$156.5	$148.6
(1)This category is comprised of investments in mutual funds that invest in equity securities such as large publicly traded companies listed in the S&P 500 Index; small to medium sized companies with market capitalization in the range of the Russell 2500 Index; and foreign issuers in emerging markets.
(2)This category is comprised of investments in mutual funds that invest in U.S. corporate fixed income securities, including asset-backed securities; high yield fixed income securities primarily rated BB, B, CCC, CC, C and D; and US dollar denominated debt securities of government, government related and corporate issuers in emerging market countries.
The Company made contributions of $1.6 million and $1.4 million during 2019 and 2018, respectively, which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2019 and 2018. During 2020, the Company expects to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2020.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2019, follows:

(in millions)	Estimated Benefit Payments
2020	$14.2
2021	14.1
2022	14.3
2023	14.6
2024	14.7
2025-2029	65.7
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $16.6 million, $15.2 million and $14.8 million in 2019, 2018 and 2017, respectively.
Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Common shares held	0.9	1.0	1.1
Deferred Compensation - Cash
The Company’s Deferred Compensation Plan allows certain eligible participants to defer a portion of their cash compensation and provides a matching contribution to the deferred compensation plan of up to 4.0% of eligible compensation. Eligible participants may elect to receive in-service distributions of deferred compensation or may defer receipt of distributions until retirement via lump sum or annual payment installments over a maximum period of 10 years. Participants allocate their deferred compensation amongst various investment options with earnings accruing to the participant.
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2019, and 2018, the Company had $6.1 million and $10.7 million of cash, respectively, and $5.5 million and $4.3 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e. Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Workers’ Compensation Claims and Related Losses
The Company maintains occurrence-based insurance coverage with certain insurance carriers in accordance with its risk management practices that provides for reimbursement of workers’ compensation claims in excess of $0.5 million. The Company records a recovery receivable from the insurance carriers when such recovery is deemed probable based on the nature of the claim and history of recoveries. The liability related to workers’ compensation claims, both those reported to the Company and those incurred but not yet reported, is estimated based on actuarial estimates, loss development factors and the Company’s historical loss experience. A summary of the receivable and liability related to workers' compensation claims follows:

(in millions)	December 31, 2019	December 31, 2018
Other current assets	$0.6	$4.5
Other long-term assets	4.8	2.1
Total recovery receivable	$5.4	$6.6

Accrued and other current liabilities	$4.2	$4.5
Other long-term liabilities	12.9	15.0
Total workers' compensation liability	$17.1	$19.5

Note 16—Other Long-Term Liabilities

(in millions)	December 31, 2019	December 31, 2018
Deferred taxes and other tax liabilities (1)	$252.7	$186.7
Operating lease liabilities (2)	61.8	—
Deferred compensation (3)	28.5	21.5
Pension and other post-retirement obligations (3)	25.5	22.8
Long-term workers' compensation (3)	12.9	15.0
Other	11.0	20.5
Other long-term liabilities	$392.4	$266.5
(1)Refer to Note 9 for additional deferred tax discussion.
(2)Refer to Note 17 for additional operating lease liabilities discussion
(3)Refer to Note 15 for additional pension, deferred compensation and workers' compensation discussion.
Note 17—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 13 years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 20 years or more. The components of lease cost follow:

(in millions)	2019
Operating lease cost	$27.5
Variable lease cost	5.0
Short-term lease cost	3.1
Total lease cost	$35.6
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2019
Assets:
Operating lease right-of-use assets(1)	$78.0
Liabilities:
Operating lease liabilities - current(2)	22.2
Operating lease liabilities - long-term(3)	61.8
Total lease liabilities	$84.0
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.

Maturity of lease liabilities as of December 31, 2019, follow:

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Lease payments	$24.8	$18.6	$13.7	$9.6	$6.8	$22.9	$96.4
Less: imputed interest							(12.4)
Total lease liabilities							$84.0
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases in future years would have been as follows:

(in millions)	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	$16.7	$10.8	$6.8	$4.9	$4.2	$5.1
Lease Term and Discount Rate

December 31, 2019
Operating leases:
Weighted-average remaining lease term (in years)	6.3
Weighted-average discount rate	3.8%
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities totaled $25.0 million for the year ended December 31, 2019. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $100.5 million for the year ended December 31, 2019, of which $69.6 million related to the adoption of ASC 842.
Litigation
Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing brakes, which Carlisle manufactured in limited amounts between the late-1940s and the mid-1980s. In addition to compensatory awards, these lawsuits may also seek punitive damages. Generally, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations, or cash flows. The Company maintains insurance coverage that applies to the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits. At this time, the amount of reasonably possible asbestos claims, if any, is not material to the Company's financial position, results of operations, or operating cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.
The Company may occasionally be involved in various other legal actions, including environmental matters, arising in the normal course of business. In the opinion of management, the ultimate outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the consolidated financial position or annual operating cash flows of the Company.

Note 18—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2019		December 31, 2018
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$2.0	$108.1	$0.2	$95.0
Non-designated hedges	0.6	124.4	0.1	49.9
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
For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Foreign currency forward contracts	Total
Balance as of January 1, 2018	$(31.6)	$(50.1)	$(4.0)	$(85.7)
Adoption of accounting standard	(6.5)	—	—	(6.5)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(5.1)	(30.3)	0.4	(35.0)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4.6	—	0.4	5.0
Income tax benefit	0.1	—	—	0.1
Other comprehensive income (loss)	(0.4)	(30.3)	0.8	(29.9)
Balance as of December 31, 2018	(38.5)	(80.4)	(3.2)	(122.1)
Other comprehensive income (loss) before reclassifications	(6.0)	(2.1)	1.3	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	3.4	—	0.8	4.2
Income tax benefit	0.6	—	—	0.6
Other comprehensive income (loss)	(2.0)	(2.1)	2.1	(2.0)
Balance as of December 31, 2019	$(40.5)	$(82.5)	$(1.1)	$(124.1)
(1)The accrued post-retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. See Note 15 for additional pension discussion.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximates fair value because of its short-term nature and generally negligible credit losses (refer to Note 14 for the fair value of long-term debt).
Note 19—Quarterly Financial Data (Unaudited)

	2019
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$1,071.9	$1,314.8	$1,280.6	$1,144.3	$4,811.6
Gross margin	288.6	394.2	380.2	308.7	1,371.7
Operating income	114.7	207.2	191.0	141.3	654.2
Income from continuing operations	77.4	153.0	139.3	104.0	473.7
Income (loss) from discontinued operations	2.0	(0.1)	(1.4)	(1.4)	(0.9)
Net income	79.4	152.9	137.9	102.6	472.8

Basic earnings per share:
Income from continuing operations (1)	$1.34	$2.68	$2.45	$1.84	$8.30
Income (loss) from discontinued operations (1)	0.03	—	(0.02)	(0.03)	(0.02)
Basic earnings per share (1)	$1.37	$2.68	$2.43	$1.81	$8.28

Diluted earnings per share:
Income from continuing operations (1)	$1.33	$2.65	$2.42	$1.81	$8.21
Income (loss) from discontinued operations (1)	0.03	—	(0.02)	(0.03)	(0.02)
Diluted earnings per share (1)	$1.36	$2.65	$2.40	$1.78	$8.19
(1)The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.

	2018
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$984.7	$1,236.1	$1,181.4	$1,077.3	$4,479.5
Gross margin	249.4	332.2	314.3	278.8	1,174.7
Operating income	94.7	159.7	140.0	114.6	509.0
Income from continuing operations	57.9	114.7	96.9	89.1	358.6
Income (loss) from discontinued operations	251.7	(1.0)	2.8	(1.0)	252.5
Net income	309.6	113.7	99.7	88.1	611.1

Basic earnings per share:
Income from continuing operations (1)	$0.93	$1.88	$1.61	$1.50	$5.92
Income (loss) from discontinued operations (1)	4.05	(0.02)	0.05	(0.02)	4.17
Basic earnings per share (1)	$4.98	$1.86	$1.66	$1.48	$10.09

Diluted earnings per share:
Income from continuing operations (1)	$0.92	$1.87	$1.59	$1.49	$5.88
Income (loss) from discontinued operations (1)	4.02	(0.02)	0.05	(0.02)	4.14
Diluted earnings per share (1)	$4.94	$1.85	$1.64	$1.47	$10.02
(1)The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.

Note 20—Subsequent Events
On February 5, 2020, the Company entered into the Company's Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment extended the maturity date of the Facility from February 21, 2022, to February 5, 2025. During the first quarter of 2020, the Company incurred $1.3 million of debt issuance costs to finalize the amendment, which will be recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for grid-based interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2019, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b) Changes in internal controls. During the fourth quarter of 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisitions of Petersen Aluminum Corporation on January 11, 2019, MicroConnex Corporation on April 1, 2019, and Providien LLC on November 20, 2019, (collectively the “Acquired Businesses”). Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Acquired Businesses, which represented 12% of total assets as of December 31, 2019, and 4% of revenues for the year then ended.
The internal controls over financial reporting have been assessed by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal controls over financial reporting is included herein at Item 8.
Item 9B.  Other Information.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Position with Company	Period of Service
D. Christian Koch	54	Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
Titus B. Ball	46	Vice President, Chief Accounting Officer since May 2016; Director of Internal Audit from April 2011 to April 2016.	January 2010 to date
Shelley J. Bausch	54	President, Carlisle Fluid Technologies since October 2017; Vice President, PPG Industrial Coatings from January 2014 to September 2017; Business Vice President, Finished Products, Dow Corning Corporation from April 2011 to January 2014.	October 2017 to date
John E. Berlin	58	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Karl T. Messmer	49	President, Carlisle Brake & Friction since November 2015; Vice President & General Manager, Networking Solutions, Belden Inc. from October 2010 to September 2015.	November 2015 to date
Amelia Murillo	45	Vice President, Human Resources since February 2016; Vice President, Finance & Administration, Carlisle Interconnect Technologies from October 2008 to April 2014.	February 2016 to date
Robert M. Roche	52	Vice President, Chief Financial Officer since February 2017; Senior Vice President, Business Finance, Tyco International from August 2014 to February 2017, Chief Operating Officer & Senior Vice President, Business Finance, Tyco International from December 2014 to August 2015, and Senior Vice President, Audit, Tyco International from January 2013 to August 2014.	February 2017 to date
Scott C. Selbach	64	Vice President, Secretary and General Counsel since May 2018; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Nicholas J. Shears	61	President since May 2019; Interim President from September 2018 to April 2019; Executive Vice President, Sales & Marketing from January 2017 to August 2018; Vice President, Sales & Marketing from October 1999 to December 2016, Carlisle Construction Materials.	April 1984 to date
Douglas C. Taylor	50	Vice President, Carlisle Operating System since June 2014; Director of Operational Excellence, Demmer Corporation from March 2013 to June 2014.	June 2014 to date
Laura Walsh	37	Vice President & Chief Information Officer since January 2020; Vice President, Information Technology from September 2018 to December 2019; Vice President, Chief Information Officer, Lydall, Inc. from July 2016 to August 2018; Vice President, Information Technology, Unimin Corporation from July 2014 to June 2016.	September 2018 to date
Kevin P. Zdimal	49	Vice President, Corporate Development since May 2018, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the Company's definitive proxy statement, set forth under the caption "Corporate Governance" to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2020.
Item 11.  Executive Compensation.
Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2020.
Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2019, follows:

Plan Category (in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	2,284	(1)	$101.95	1,515
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	2,284		$101.95	1,515
(1)Includes shares of our common stock issuable upon the vesting of 173 thousand restricted stock awards and 286 thousand performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2020.
Item 14.  Principal Accounting Fees and Services.
Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 6, 2020.
PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).  Financial statements required by Item 8 are as follows:
(a)(2).  Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).  Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

2.1	Master Transaction Agreement, dated October 20, 2013, between the Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.2	Asset Purchase Agreement, date October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.3	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.4	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.5	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.6	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.7	Form of Trademark License Agreement between the Company, Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.8	Asset Purchase Agreement, dated October 7, 2014, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	10/8/2014
2.9	Amendment No. 1 to Asset Purchase Agreement, dated March 6, 2015, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	3/9/2015
2.10	Form of Cross License Agreement (as amended by Amendment No. 1 to Asset Purchase Agreement), by and among the Company, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH.		8-K	001-09278	3/9/2015
2.11	Securities Purchase Agreement, dated September 29, 2017, between Accella Performance Materials LLC, Accella Holdings LLC and Carlisle Construction Materials, LLC.		8-K	001-09278	10/2/2017
2.12*	Stock Purchase Agreement, dated as of January 31, 2018, by and among Carlisle, LLC, Carlisle FoodService Products, Incorporated, CFSP Acquisition Corp. and Carlisle Companies Incorporated.		8-K	001-09278	2/2/2018
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-09278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-09278	12/14/2015
4.1	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
4.2	First Supplemental Indenture, dated as of August 18, 2006, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Trust Company, N.A.		8-K	001-09278	8/18/2006
4.3	Second Supplemental Indenture, dated as of December 9, 2010, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-09278	12/10/2010

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

4.4	Third Supplemental Indenture, dated as of November 20, 2012, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-09278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-09278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-09278	11/16/2017
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X	10-K	001-09278	2/11/2020
10.1**	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.		Schedule 14A	001-09278	3/20/2012
10.2**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.		10-Q	001-09278	11/8/2004
10.3**	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.		10-Q	001-09278	7/22/2014
10.4**	Form of Amended and Restated Executive Severance Agreement.		10-K	001-09278	2/27/2009
10.5**P	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.		10-K	001-09278	3/24/1992
10.6**	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.		10-K	001-09278	3/11/2004
10.7**	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.		Schedule 14A	001-09278	3/9/2005
10.8**	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	2/7/2005
10.9**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.10**	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.11**	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.12**	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.13**	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.		Schedule 14A	001-09278	3/20/2015
10.14**	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.		8-K	001-09278	6/12/2007
10.15**	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.16**	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.17**	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.		10-K	001-09278	2/27/2009
10.18**	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.		10-Q	001-09278	10/25/2011
10.19**	Carlisle Corporation Amended and Restated Supplemental Pension Plan.		10-K	001-09278	2/10/2012
10.20**	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.		10-Q	001-09278	4/22/2014

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

10.21**	Form of Carlisle Companies Incorporated Performance Share Agreement.		10-Q	001-09278	4/27/2010
10.22**	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.		10-K	001-09278	2/10/2012
10.23	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	001-09278	4/27/2010
10.24	Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among the Company, Carlisle Management Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		10-Q	001-09278	10/25/2011
10.25	First Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2013, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	001-09278	12/17/2013
10.26**	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-09278	2/15/2017
10.27	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2017, by and among Carlisle Companies Incorporated, Carlisle Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.		8-K	001-09278	2/24/2017
10.28**	Form of Executive Severance Agreement		8-K/A	001-09278	4/12/2017
10.29	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-09278	2/2/2018
10.30**	Letter Agreement, dated August 22, 2018, between the Company and John W. Altmeyer		8-K	001-09278	9/13/2018
10.31**	Carlisle LLC Amended and Restated Supplemental Pension Plan, effective January 1, 2019.		10-Q	001-09278	4/25/2019
10.32**	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2019.		10-Q	001-09278	4/25/2019
10.33	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among Carlisle Companies Incorporated, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	001-09278	2/7/2020
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementary to Securities and Exchange Commission upon request.
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

/s/ Maia A. Hansen
Maia A. Hansen, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ David A. Roberts
David A. Roberts, Director

/s/ Lawrence A. Sala
Lawrence A. Sala, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 10, 2020