Form 10-Q
period 2020-03-31
CARLISLE COMPANIES INC
filed 2020-04-23
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

On April 16, 2020, there were 54,912,883 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Revenues	$1,030.2	$1,071.9

Cost of goods sold	751.8	783.3
Selling and administrative expenses	161.9	164.2
Research and development expenses	14.4	14.4
Other operating income, net	(0.6)	(4.7)
Operating income	102.7	114.7
Interest expense, net	18.9	16.3
Loss on extinguishment of debt	8.8	—
Interest income	(0.7)	(2.6)
Other non-operating income, net	(0.5)	(0.4)
Income from continuing operations before income taxes	76.2	101.4
Provision for income taxes	14.4	24.0
Income from continuing operations	61.8	77.4

Discontinued operations:
Income before income taxes	—	—
Benefit from income taxes	—	(2.0)
Income from discontinued operations	—	2.0
Net income	$61.8	$79.4

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.10	$1.34
Income from discontinued operations	—	0.03
Basic earnings per share	$1.10	$1.37

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.09	$1.33
Income from discontinued operations	—	0.03
Diluted earnings per share	$1.09	$1.36

Average shares outstanding:
Basic	55.8	57.5
Diluted	56.5	57.9

Comprehensive income:
Net income	$61.8	$79.4
Other comprehensive (loss) income:
Foreign currency (losses) gains	(28.3)	3.9
Amortization of unrecognized net periodic benefit costs, net of tax	1.0	0.7
Other, net of tax	(18.2)	1.6
Other comprehensive (loss) income	(45.5)	6.2
Comprehensive income	$16.3	$85.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,187.7	$351.2
Receivables, net of allowance for credit losses of $7.9 million and $6.6 million, respectively	686.6	682.5
Inventories, net	560.6	510.6
Contract assets	103.6	100.5
Prepaid expenses	23.3	30.5
Other current assets	46.8	76.7
Total current assets	2,608.6	1,752.0

Property, plant, and equipment, net	771.2	783.5
Goodwill, net	1,706.6	1,716.3
Other intangible assets, net	1,106.5	1,140.6
Other long-term assets	104.7	103.6
Total assets	$6,297.6	$5,496.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$336.6	$327.3
Accrued and other current liabilities	234.7	294.5
Contract liabilities	30.5	27.0
Current portion of debt	0.9	250.2
Total current liabilities	602.7	899.0

Long-term liabilities:
Long-term debt, less current portion	2,576.4	1,341.4
Contract liabilities	223.7	220.4
Other long-term liabilities	376.3	392.4
Total long-term liabilities	3,176.4	1,954.2

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 54.9 and 55.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	418.7	413.7
Deferred compensation equity	3.4	2.9
Treasury shares, at cost (23.5 and 22.7 shares, respectively)	(1,567.5)	(1,449.7)
Accumulated other comprehensive loss	(169.6)	(124.1)
Retained earnings	3,754.8	3,721.3
Total shareholders' equity	2,518.5	2,642.8
Total liabilities and equity	$6,297.6	$5,496.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities:
Net income	$61.8	$79.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation	24.6	21.3
Amortization	32.2	27.8
Lease expense	7.4	6.4
Stock-based compensation	12.7	6.8
Loss on extinguishment of debt	8.8	—
Deferred taxes	(2.3)	(0.5)
Other operating activities, net	6.0	8.1
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(8.3)	(49.7)
Inventories	(64.9)	(18.6)
Contract assets	(3.3)	(13.4)
Prepaid expenses and other assets	32.5	19.6
Accounts payable	6.9	53.4
Accrued and other current liabilities	(58.9)	(31.0)
Contract liabilities	6.9	2.8
Other long-term liabilities	(8.9)	(2.6)
Net cash provided by operating activities	53.2	109.8

Investing activities:
Capital expenditures	(22.8)	(23.3)
Acquisitions, net of cash acquired	(2.4)	(202.0)
Other investing activities, net	0.9	0.9
Net cash used in investing activities	(24.3)	(224.4)

Financing activities:
Proceeds from notes	740.7	—
Repayment of notes	(258.5)	—
Borrowings from revolving credit facility	500.0	—
Financing costs	(24.2)	—
Repurchases of common stock	(120.6)	(157.1)
Dividends paid	(28.3)	(23.3)
Proceeds from exercise of stock options	10.5	10.6
Withholding tax paid related to stock-based compensation	(6.4)	(3.3)
Other financing activities, net	(0.2)	—
Net cash provided by (used in) financing activities	813.0	(173.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.4)	0.7
Change in cash and cash equivalents	836.5	(287.0)
Cash and cash equivalents at beginning of period	351.2	803.6
Cash and cash equivalents at end of period	$1,187.7	$516.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	79.4	—	—	79.4
Other comprehensive income, net of tax	—	—	—	—	6.2	—	—	—	6.2
Cash dividends - $0.40 per share	—	—	—	—	—	(23.3)	—	—	(23.3)
Repurchases of common stock	(1.3)	—	—	—	—	—	1.3	(149.9)	(149.9)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	6.3	(0.2)	—	—	(0.2)	8.8	14.9
Balance as of March 31, 2019	56.8	$78.7	$390.1	$7.8	$(115.9)	$3,407.5	21.6	$(1,243.5)	$2,524.7

Balance as of December 31, 2019	55.7	$78.7	$413.7	$2.9	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	—	61.8	—	—	61.8
Other comprehensive loss, net of tax	—	—	—	—	(45.5)	—	—	—	(45.5)
Cash dividends - $0.50 per share	—	—	—	—	—	(28.3)	—	—	(28.3)
Repurchases of common stock	(1.0)	—	—	—	—	—	1.0	(125.3)	(125.3)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	5.0	0.5	—	—	(0.2)	7.5	13.0
Balance as of March 31, 2020	54.9	$78.7	$418.7	$3.4	$(169.6)	$3,754.8	23.5	$(1,567.5)	$2,518.5
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
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
In the Company's opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the first quarter of 2020, the Company revised the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows to reclassify contract assets from receivables, net to a separately disclosed line item. During the third quarter of 2019, the Company revised the Condensed Consolidated Statements of Income to reclassify interest income from interest expense, net to a separately disclosed line item. The Company has reclassified certain prior period amounts to conform to the current period presentation.
Note 2—New Accounting Pronouncements
New Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) ("ASU 2016-13") which adds to accounting principles generally accepted in the U.S. an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes, as an allowance, its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses.
The Company adopted ASU 2016-13 and all related amendments effective January 1, 2020, using the modified retrospective method, which allows for a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. The adoption of this standard did not require an implementation adjustment and did not materially impact the Company's consolidated net income or cash flows.
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CIT	CFT	CBF	Corporate	Total
Balance as of January 1, 2020	$2.2	$1.6	$1.1	$1.2	$0.5	$6.6
Current period provision	0.7	0.3	0.1	0.3	—	1.4
Amounts written off	(0.1)	—	—	—	—	(0.1)
Balance as of March 31, 2020	$2.8	$1.9	$1.2	$1.5	$0.5	$7.9
Receivables are stated at amortized cost net of allowance for credit losses. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of revenue and the related receivable that provides evidence that such receivable will be realized in an amount less than that recognized at the time of sale. Estimates of credit losses are based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss.

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
Carlisle Interconnect Technologies ("CIT")—the principal products of this segment are high-performance wire, cable, connectors, contacts and cable assemblies for the transfer of power and data primarily for the aerospace, defense electronics, test and measurement equipment and select industrial markets, and highly engineered products and services to the medical device market.
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
A summary of segment information follows:

	Three Months Ended March 31,
	2020		2019
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$676.4	$107.7	$671.1	$92.9
Carlisle Interconnect Technologies	224.5	16.4	246.4	30.6
Carlisle Fluid Technologies	58.3	2.8	63.1	6.4
Carlisle Brake & Friction	71.0	(3.8)	91.3	6.5
Segment total	1,030.2	123.1	1,071.9	136.4
Corporate and unallocated(1)	—	(20.4)	—	(21.7)
Total	$1,030.2	$102.7	$1,071.9	$114.7
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
Providien, LLC
On November 20, 2019, the Company completed its acquisition of Providien, LLC ("Providien"), for consideration of $331.3 million, including $3.4 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2020. Providien is a leading provider of comprehensive manufacturing solutions for global medical device original equipment manufacturers, including thermoforming, medical device contract manufacturing, precision machining and metals, and medical injection molding.
The following table summarizes the consideration transferred to acquire Providien and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 11/20/2019		As of 3/31/2020
Total cash consideration transferred	$332.1	$(0.8)	$331.3
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3.4	—	3.4
Receivables, net	38.9	—	38.9
Inventories, net	2.7	—	2.7
Prepaid expenses and other current assets	2.3	—	2.3
Property, plant and equipment	12.9	—	12.9
Definite-lived intangible assets	135.4	(2.7)	132.7
Other long-term assets	7.1	(0.3)	6.8
Accounts payable	(6.0)	—	(6.0)
Income tax payable	(0.7)	—	(0.7)
Accrued and other current liabilities	(7.0)	—	(7.0)
Other long-term liabilities	(8.1)	0.5	(7.6)
Deferred income taxes	(27.1)	6.9	(20.2)
Total identifiable net assets	153.8	4.4	158.2
Goodwill	$178.3	$(5.2)	$173.1
The preliminary goodwill recognized in the acquisition of Providien reflects market participant synergies attributable to significant raw material purchase synergies with CIT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $38.9 million of gross contractual accounts receivable, of which less than $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the CIT reportable segment. Of the goodwill, $67.3 million is preliminarily deductible for tax purposes. The $132.7 million preliminary value allocated to definite-lived intangible assets consists of $108.7 million of customer relationships with a useful life between 13 to 37 years, various acquired technologies of $19.5 million with a useful life of six to 11 years and trade names of $4.4 million with a useful life of two to five years. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $20.2 million.
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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 1/11/2019		As of 12/31/2019
Total cash consideration transferred	$207.2	$—	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2	—	5.2
Receivables, net	11.5	—	11.5
Inventories, net	39.5	(0.3)	39.2
Prepaid expenses and other current assets	2.1	—	2.1
Property, plant and equipment	17.8	—	17.8
Definite-lived intangible assets	109.3	0.8	110.1
Other long-term assets	9.5	—	9.5
Accounts payable	(5.9)	—	(5.9)
Income tax payable	1.7	—	1.7
Accrued and other current liabilities	(8.7)	—	(8.7)
Other long-term liabilities	(12.4)	(0.1)	(12.5)
Deferred income taxes	(25.4)	(0.2)	(25.6)
Total identifiable net assets	144.2	0.2	144.4
Goodwill	$63.0	$(0.2)	$62.8
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. During the first quarter of 2020 the Company released $1.1 million of the indemnification asset acquisition related to escrow expirations. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
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
Consideration of $15.2 million has been allocated to goodwill, $27.4 million to definite-lived intangible assets, $0.9 million to inventory, $3.4 million to accounts receivable, $0.6 million to accounts payable and $7.0 million to deferred income taxes. Definite-lived intangible assets consist of customer relationships with an useful life of 12 years, trade names with a useful life of 17 years and acquired technologies with a useful life of five years. None of the $15.2 million allocated to goodwill is deductible for tax purposes. All of the goodwill has been assigned to the CIT reporting unit, which aligns with the reportable segment.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Income from continuing operations	$61.8	$77.4
Less: dividends declared	(28.3)	(23.3)
Undistributed earnings	33.5	54.1
Percent allocated to common shareholders(1)	99.7%	99.7%
	33.4	53.9
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	28.2	23.2
Income from continuing operations attributable to common shares	$61.6	$77.1

Shares:
Basic weighted-average shares outstanding	55.8	57.5
Effect of dilutive securities:
Performance awards	0.2	0.1
Stock options	0.5	0.3
Diluted weighted-average shares outstanding	56.5	57.9

Per share income from continuing operations attributable to common shares:
Basic	$1.10	$1.34
Diluted	$1.09	$1.33

(1) Basic weighted-average common shares outstanding	55.8	57.5
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	56.0	57.7
Percent allocated to common shareholders	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions)	2020	2019
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$2.0
Net income attributable to common shareholders for basic and diluted earnings per share	61.6	79.1
Anti-dilutive stock options excluded from EPS calculation(1)	0.2	0.3
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020, follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
Extended service warranties	$16.7	$21.3	$20.1	$18.9	$17.9	$17.0	$133.7

The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract and primarily include extended service warranties in the CCM segment, systems contracts in the CFT segment, and highly customized product contracts within the CIT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2020	2019
Balance as of January 1	$247.4	$227.4
Revenue recognized	(13.3)	(12.8)
Revenue deferred	20.1	15.6
Balance as of March 31	$254.2	$230.2
Contract assets relate to the Company's right to payment for performance completed to date under a contract and primarily include highly customized product contracts within the CIT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the three months ended March 31, follows:

(in millions)	2020	2019
Balance as of January 1	$100.5	$44.7
Balance as of March 31	103.6	58.1
Change in contract assets	$3.1	$13.4
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$635.8	$—	$—	$—	$635.8
Aerospace	—	136.7	—	5.9	142.6
Heavy equipment	21.5	—	—	54.1	75.6
Transportation	—	—	35.3	8.2	43.5
Medical	—	48.2	—	—	48.2
General industrial and other	19.1	39.6	23.0	2.8	84.5
Total revenues	$676.4	$224.5	$58.3	$71.0	$1,030.2

	Three Months Ended March 31, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$621.6	$—	$—	$—	$621.6
Aerospace	—	173.8	—	4.6	178.4
Heavy equipment	27.2	—	—	75.2	102.4
Transportation	—	—	32.3	9.2	41.5
Medical		31.0	—	—	31.0
General industrial and other	22.3	41.6	30.8	2.3	97.0
Total revenues	$671.1	$246.4	$63.1	$91.3	$1,071.9

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$596.9	$161.4	$28.3	$30.7	$817.3
International:
Europe	51.1	19.3	10.4	19.4	100.2
Asia	3.3	18.4	16.9	15.1	53.7
Canada	18.4	1.2	1.4	0.6	21.6
Mexico	1.2	11.2	0.6	2.3	15.3
Middle East and Africa	3.9	4.9	0.5	0.2	9.5
Other	1.6	8.1	0.2	2.7	12.6
Total international	79.5	63.1	30.0	40.3	212.9
Total revenues	$676.4	$224.5	$58.3	$71.0	$1,030.2

	Three Months Ended March 31, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$591.2	$182.1	$28.0	$32.5	$833.8
International:
Europe	52.1	18.4	13.1	30.5	114.1
Asia	4.1	23.8	19.0	20.4	67.3
Canada	17.5	1.1	1.6	0.5	20.7
Mexico	0.4	12.4	0.5	3.3	16.6
Middle East and Africa	3.4	7.3	0.6	0.4	11.7
Other	2.4	1.3	0.3	3.7	7.7
Total international	79.9	64.3	35.1	58.8	238.1
Total revenues	$671.1	$246.4	$63.1	$91.3	$1,071.9

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Stock option awards	$3.2	$3.1
Restricted stock awards	2.1	2.0
Performance share awards	2.1	1.6
Restricted stock units	1.4	1.3
Stock appreciation rights	(3.6)	0.8
Total stock-based compensation cost incurred	5.2	8.8
Capitalized credit (cost) during the period	3.3	(1.2)
Amortization of capitalized cost during the period	4.2	0.6
Total stock-based compensation expense	$12.7	$8.2
Note 8—Exit and Disposal Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidation and relocation, and lease termination costs. The primary actions are discussed below by operating segment.

CIT
The Company is substantially complete with its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the three months ended March 31, 2020, exit and disposal costs totaled $1.9 million, primarily for facility clean up, travel and employee termination benefit costs. Total associated exit and disposal costs are expected to approximate $10.6 million, with approximately $0.2 million of costs remaining to be incurred in the first half of 2020.
CBF
During the first quarter of 2020, the Company initiated plans to consolidate certain operations globally to reduce costs and streamline processes by eliminating certain positions within selling, general and administrative, and manufacturing functions and impairing certain assets. Total exit and disposal costs of $2.8 million were recognized in the first quarter of 2020.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Employee severance and benefit arrangements	$1.9	$5.7
Accelerated depreciation and impairments	1.2	—
Facility cleanup costs	0.8	—
Relocation costs	0.2	0.1
Lease termination costs	—	0.5
Other restructuring costs	0.7	0.5
Total exit and disposal costs	$4.8	$6.8
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Carlisle Brake & Friction	$2.8	$0.7
Carlisle Interconnect Technologies	1.9	3.9
Carlisle Construction Materials	0.1	0.2
Carlisle Fluid Technologies	—	2.0
Total exit and disposal costs	$4.8	$6.8
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$3.0	$3.6
Selling and administrative expenses	1.6	2.9
Research and development expenses	—	0.1
Other operating expense, net	0.2	0.2
Total exit and disposal costs	$4.8	$6.8
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2019	$5.2
Charges	4.8
Cash payments	(6.7)
Balance as of March 31, 2020	$3.3
The liability of $3.3 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.

Note 9—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2020, was 18.9%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.9% and a year-to-date net discrete tax benefit of $3.8 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits of $2.8 million and excess tax benefits related to employee stock compensation of $1.0 million.
The effective income tax rate on continuing operations for the three months ended March 31, 2019, was 23.6%.
Note 10—Inventories, net

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$241.8	$241.0
Work-in-process	51.9	45.2
Finished goods	305.1	260.9
Reserves	(38.2)	(36.5)
Inventories, net	$560.6	$510.6

Note 11—Goodwill and Other Intangible Assets, net
Goodwill
In the first quarter of 2020, changes in facts and circumstances and general market declines from the coronavirus global pandemic ("COVID-19") resulted in reduced expectations of future operating results. The Company considered these circumstances and the potential long-term impact on cash flows associated with its reporting units and determined that an indicator of possible impairment existed within its CFT and CBF reporting units. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units. The Company used both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method. The key techniques and assumptions used include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
Based on the output of the analysis, the Company determined that the fair values of both the CFT and CBF reporting units exceeded their carrying amounts. Accordingly, no impairment charges were required as of March 31, 2020.
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF(1)	Total
Balance as of December 31, 2019	$597.1	$835.2	$187.5	$96.5	$1,716.3
Goodwill acquired during year(2)	1.5	—	—	—	1.5
Measurement period adjustments(3)	—	(5.2)	—	—	(5.2)
Currency translation and other	(1.2)	(2.8)	(1.9)	(0.1)	(6.0)
Balance as of March 31, 2020	$597.4	$827.2	$185.6	$96.4	$1,706.6
(1)CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
(2)The Company acquired one business for an aggregate purchase price of $3.2 million during the first three months of 2020.
(3)Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
Indefinite-Lived Intangible Assets
As noted above, in the first quarter of 2020 changes in facts and circumstances and general market declines from COVID-19 resulted in reduced revenue expectations. The Company considered these circumstances and the potential long-term impact on revenues associated with its trade names and determined that an indicator of possible impairment existed within its CFT and CBF trade names. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of its CFT and CBF indefinite-lived trade names using an income approach, commonly known as the relief from royalty method. Key assumptions made by management in developing the inputs to the associated model include growth rates, expected royalty rates, discount rates and tax rates.
Based on the output of the analysis, the Company determined that the fair values of both the CFT and CBF indefinite-lived trade names exceeded their carrying amounts. Accordingly, no impairment charges were required as of March 31, 2020.
A summary of the Company's other intangible assets, net follows:

	March 31, 2020			December 31, 2019
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,047.7	$(372.9)	$674.8	$1,054.4	$(354.9)	$699.5
Technology and intellectual property	303.7	(176.0)	127.7	304.1	(167.0)	137.1
Trade names and other	103.5	(41.7)	61.8	100.0	(38.7)	61.3
Assets not subject to amortization:
Trade names	242.2	—	242.2	242.7	—	242.7
Other intangible assets, net	$1,697.1	$(590.6)	$1,106.5	$1,701.2	$(560.6)	$1,140.6
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	March 31, 2020	December 31, 2019
Carlisle Construction Materials	$333.1	$345.3
Carlisle Interconnect Technologies	425.4	441.0
Carlisle Fluid Technologies	265.8	272.8
Carlisle Brake & Friction	78.6	80.2
Corporate	3.6	1.3
Total	$1,106.5	$1,140.6

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
2.75% Notes due 2030	$750.0	$—	$656.0	$—
3.75% Notes due 2027	600.0	600.0	612.9	623.4
3.5% Notes due 2024	400.0	400.0	368.8	414.2
3.75% Notes due 2022	350.0	350.0	341.7	361.4
5.125% Notes due 2020	—	250.0	—	255.0
Revolving credit facility	500.0	—	500.0	—
Unamortized discount, debt issuance costs and other	(22.7)	(8.4)
Total long term-debt	2,577.3	1,591.6
Less: current portion of long-term debt	0.9	250.2
Total long term-debt, net of current portion	$2,576.4	$1,341.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected net within long-term debt on the

Condensed Consolidated Balance Sheets and the loss on treasury locks of $16.4 million is reflected in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1, commencing on September 1, 2020.
Repayment of 5.125% Notes Due 2020
On February 28, 2020, the Company issued a notice for the redemption in full of the $250.0 million aggregate principal amount of its outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 (the “Redemption Date”) at the redemption price of $262.1 million, consisting of the principal amount of $250.0 million, $8.4 million premium for early redemption and $3.7 million of interest to the redemption date. The premium along with remaining unamortized issuance costs of $8.8 million are reflected in loss on extinguishment of debt and the $3.7 million of interest is reflected in interest expense in the Condensed Consolidated Statements of Income in the first quarter of 2020.
Revolving Credit Facility (the “Facility”)
On February 5, 2020, the Company entered into the Company's Fourth Amended and Restated Credit Agreement (the “Amendment”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment extended the maturity date of the Facility from February 21, 2022, to February 5, 2025. During the first quarter of 2020, the Company incurred $1.3 million of financing costs to finalize the amendment, which are recognized ratably over the extended maturity date of the Facility. The Facility has a feature that allows the Company to increase availability, at our option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million. The Facility provides for grid-based interest pricing based on the credit rating of the senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage.
During the three months ended March 31, 2020, borrowings under the Facility totaled $500.0 million with a weighted average interest rate of 2.5%. The Company borrowed the funds under the Facility in order to increase cash on hand and enhance financial flexibility in light of uncertainty in global markets resulting from COVID-19. As of March 31, 2020, the Facility had an outstanding balance of $500.0 million with an effective interest rate of 2.0% and $500.0 million of availability. During the year ended and as of December 31, 2019 there were no borrowings under the Facility.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2020 and December 31, 2019.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of March 31, 2020 and December 31, 2019, the Company had $25.5 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.5 million was available for use as of March 31, 2020.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Service cost	$0.7	$0.7
Interest cost	1.1	1.5
Expected return on plan assets	(2.4)	(2.4)
Amortization of unrecognized loss(1)	1.4	0.9
Net periodic benefit cost	$0.8	$0.7
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.3) million and $(0.2) million for the three months ended March 31, 2020, and 2019, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating income, net.
Defined Contribution Plans
Deferred Compensation - Cash
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had $7.8 million and $6.1 million of cash, respectively, and $4.2 million and $5.5 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Note 14—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2020	2019
Balance as of January 1	$29.2	$31.9
Provision	3.8	5.3
Claims	(3.7)	(4.5)
Foreign exchange	(0.2)	(0.1)
Balance as of March 31	$29.1	$32.6

Note 15—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	March 31, 2020		December 31, 2019
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$0.3	$104.8	$2.0	$108.1
Non-designated hedges	(0.7)	33.9	0.6	124.4
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
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
The change in accumulated other comprehensive loss related to cash flow hedges for the three months ended March 31, follows:

(in millions)	2020	2019
Balance as of January 1	$(1.1)	$(3.2)
Other comprehensive (loss) income before reclassifications	(1.6)	1.9
Amounts reclassified from accumulated other comprehensive loss	(0.5)	(0.3)
Other comprehensive (loss) income	(2.1)	1.6
Balance as of March 31	$(3.2)	$(1.6)
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating (income) expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities and other, and long-term debt. The carrying amount for cash and cash equivalents, accounts receivable, net, accounts payable and accrued liabilities and other approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 12 for the fair value of long-term debt).
Note 16—Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a diversified, global portfolio of niche brands and businesses that manufactures highly engineered products and solutions for its customers. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior shareholder and stakeholder returns by combining an entrepreneurial management style under a center-led approach, and balanced capital deployment, all with a culture of responsible stewardship and continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 to this quarterly report on Form 10-Q.
Executive Overview
Carlisle’s first-quarter sales and diluted earnings per share results were negatively affected by the coronavirus global pandemic ("COVID-19"). We are prudently adjusting our business operating norms in response to intensified and necessary health and safety guidelines, and a dramatic decline in demand. We intend to stay on a course of responsible business activity to maintain a stable foundation for the post-COVID-19 recovery.

Our top priority is the health and safety of our employees. We appointed a multi-disciplinary team to coordinate consistent monitoring and application throughout Carlisle of guidance from appropriate health authorities. We have implemented safety measures throughout, including social distancing, enhanced facility cleaning, travel restrictions, facility access restrictions and a telecommuting policy for eligible employees. The multi-disciplinary team shares and receives regular updates from divisional management and all employees receive regular updates from our Chief Executive Officer. All information regarding our health and safety measures and updates is posted on our website.

Due to our strong balance sheet, in the first quarter we were able to avoid layoffs and disruptions in our operations outside of health and safety or government mandated shutdowns, pay our dividend of $28.3 million, deploy $22.8 million into capital expenditures and invest $14.4 million into research and development. As of the end of the first quarter, we have a strong cash position of $1.2 billion with an additional $500.0 million undrawn on our revolving credit facility (the "Facility").

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Revenues	$1,030.2	$1,071.9
Operating income	$102.7	$114.7
Operating margin percentage	10.0%	10.7%
Income from continuing operations	$61.8	$77.4
Income from discontinued operations	$—	$2.0
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.09	$1.33
Income from discontinued operations	$—	$0.03

Items affecting comparability:(1)
Impact to operating income	$10.2	$7.2
Impact to income from continuing operations	$11.4	$4.8
Impact on diluted EPS from continuing operations	$0.20	$0.08
(1)Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures, excess capacity and labor costs, net of subsidies, losses on debt extinguishment and discrete tax items. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further information.

Revenues decreased in the first quarter of 2020 primarily reflecting lower volumes in our CIT, Carlisle Brake & Friction ("CBF") and Carlisle Fluid Technologies ("CFT") segments, which were impacted by the global economic slowdown due to COVID-19. Contributions from acquisitions, primarily of Providien LLC ("Providien"), partially offset the decrease in volume.
The decrease in operating income in the first quarter of 2020 primarily reflected the above revenue performance, wage inflation and expensed costs normally capitalized to inventory as a result of lower production or facility closures related to COVID-19. The decrease in operating income was partially offset by raw material savings.
Diluted earnings per share from continuing operations decreased primarily from the above operating income performance ($0.16 per share in the first quarter of 2020). The decrease was partially offset by a lower effective tax rate ($0.06 per share in the first quarter of 2020) and reduced average shares outstanding ($0.03 per share in the first quarter of 2020) resulting from our share repurchase program.
We generated $53.2 million in operating cash flows in the first quarter of 2020, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$1,030.2	$1,071.9	$(41.7)	(3.9)%	3.4%	(7.0)%	(0.3)%
The decrease in revenues in the first quarter of 2020 primarily reflected lower sales volume in our CIT, CBF and CFT segments, which were impacted by the global economic slowdown due to COVID-19. CIT's volume decline was led by lower sales in the commercial aerospace market, CBF experienced sales volume declines primarily in its heavy equipment market, and CFT experienced a decline in sales volumes across all markets in which it operates. Partially offsetting the decrease was a contribution of $23.9 million of revenues from the acquisition of Providien in the CIT segment and increased sales volume at Carlisle Construction Materials ("CCM"), primarily from architectural metals.
Gross Margin

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Gross margin	$278.4	$288.6	$(10.2)	(3.5)%
Gross margin percentage	27.0%	26.9%
Depreciation and amortization	$31.5	$22.6
Gross margin percentage (gross margin expressed as a percentage of revenues) in the first quarter of 2020 was flat, driven by lower sales volume in our CIT, CFT and CBF segments and wage inflation, offset by favorable raw material pricing and purchase savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $3.0 million for the first quarter of 2020, primarily at CBF and CIT, attributable to our restructuring initiatives, compared with $3.6 million for the first quarter of 2019. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Selling and administrative expenses	$161.9	$164.2	$(2.3)	(1.4)%
As a percentage of revenues	15.7%	15.3%
Depreciation and amortization	$24.7	$25.9
The decrease in selling and administrative expenses in the first quarter of 2020 primarily reflected lower facility rationalization and plant restructuring costs (refer to Note 8), lower incentive compensation costs, lower legal and other administrative costs related to acquisitions, and lower medical costs. The decreases were partially offset by wage inflation.

Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Research and development expenses	$14.4	$14.4	$—	—%
As a percentage of revenues	1.4%	1.3%
Depreciation and amortization	$0.6	$0.5
Research and development expenses were flat in the first quarter of 2020, compared with the first quarter of 2019, and primarily reflected new product development at our CIT and CCM segments.
Other Operating Income, net

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Other operating income, net	$(0.6)	$(4.7)	$4.1	87.2%
Other operating income, net in the first quarter of 2020 primarily reflected $0.5 million of rebates and $0.3 million of royalty income, partially offset by $0.7 million of losses on sale of assets, primarily at CCM.
Other operating income, net in the first quarter of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT and $0.6 million of gains on sales of assets, primarily at CBF.
Operating Income

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Operating income	$102.7	$114.7	$(12.0)	(10.5)%
Operating margin percentage	10.0%	10.7%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Interest expense, net	$18.9	$16.3	$2.6	16.0%
Interest expense, net during the first quarter of 2020 primarily reflected higher long-term debt balances associated with our public offering of $750.0 million notes completed in February 2020, and draws on our revolving credit facility to increase cash on hand and enhance financial flexibility in light of uncertainty in global markets from COVID-19. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Interest income	$(0.7)	$(2.6)	$1.9	73.1%
Interest income decreased during the first quarter of 2020 primarily related to lower yields.
Loss on Extinguishment of Debt

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Loss on extinguishment of debt	$8.8	$—	$8.8	NM
Loss on extinguishment of debt in the first quarter of 2020 related to the early redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs and resulted in a loss of $8.8 million.

Other Non-operating Income, net

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Other non-operating income, net	$(0.5)	$(0.4)	$(0.1)	NM
Other non-operating income, net, in the first quarter of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.
Other-non operating income, net in the first quarter of 2019 primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification asset, and the weakening of the U.S. Dollar and related changes in foreign exchange losses.
Income Taxes

(in millions)	Three Months Ended March 31,
	2020	2019	Change	%
Provision for income taxes	$14.4	$24.0	$(9.6)	(40.0)%
Effective tax rate	18.9%	23.6%
The effective income tax rate on continuing operations for the first quarter of 2020 was 18.9%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.9% and a year-to-date net discrete tax benefit of $3.8 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits of $2.8 million and excess tax benefits related to employee stock compensation of $1.0 million.
The effective income tax rate on continuing operations for the first quarter of 2019 was 23.6%, reflecting the anticipated full-year rate.
Income from Discontinued Operations
Income from discontinued operations of $2.0 million for the first quarter of 2019 relates solely to the settlement of prior income tax positions.
Segment Results of Operations
We continue to operate our facilities as essential businesses operations supporting essential businesses under state and local stay-at-home mandates, while adhering to all health and safety measures for onsite employees. We have taken several steps to address the overall effects of COVID-19 on Carlisle and continue to assess the risks and potential impacts on our businesses. We have developed plans and implemented actions to mitigate risks and enhance the performance of our businesses in an uncertain environment dependent largely on future developments, which are highly uncertain and cannot be predicted.

Carlisle Construction Materials ("CCM")
CCM's manufacturing plants in the United Kingdom and the Netherlands that serve the European markets are the only CCM facilities that have undergone temporary suspensions of operations. However, CCM's business is positioned to perform well in a market downturn given the significant need for maintaining critical infrastructure, coupled with a strong and growing industry backlog and evidence that demand is merely delayed. Additionally, CCM is benefiting from lower input costs and a highly variable manufacturing cost structure. Most importantly, we are focused on maintaining the premium Carlisle Experience on which our customers have come to rely, and as we emerge from this crisis will become even more important.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$676.4	$671.1	$5.3	0.8%	0.3%	0.7%	(0.2)%
Operating income	$107.7	$92.9	$14.8	15.9%
Operating margin percentage	15.9%	13.8%
Depreciation and amortization	$24.8	$22.6
Items affecting comparability(1)	$0.6	$1.6
(1)Items affecting comparability include excess capacity and labor costs, net of subsidies, of $1.1 million, acquisition related costs ($0.2 million in the first quarter of 2020 and $1.4 million in the first quarter of 2019), exit and disposal and facility rationalization costs ($0.1 million in the first quarter of 2020 and $0.2 million in the first quarter of 2019), and a gain of $(0.8) million from the sale of a business, refer to Items Affecting Comparability.
CCM’s revenue growth in the first quarter of 2020 primarily reflected higher sales volumes in architectural metals and European product lines, both driven by strong order intake. Delays in customer demand along with temporary restrictions on construction from government-imposed shutdowns from COVID-19 resulted in volume declines of nearly 10 percent in the last two weeks of the quarter, with Europe seeing declines double that. We anticipate second-quarter 2020 sales in North America will be impacted between 20 and 30 percent, compared with second-quarter 2019. Beyond that, we are unable to predict the extent and duration of impacts from COVID-19 at this time.

CCM’s operating margin percentage growth in the first quarter of 2020 primarily reflected raw material savings, particularly MDI, positive sales volume leverage and savings from COS, partially offset by wage inflation.
Carlisle Interconnect Technologies ("CIT")
Operations at certain of CIT’s manufacturing facilities in the U.S. and China were temporarily suspended during the first quarter, and its operations in Nogales, Mexico, serving its commercial aerospace customers, which was closed by government mandate that impacted all manufacturing plants in that region beginning April 1, 2020, is slowly beginning to resume limited operations. The unprecedented downturn in the commercial aerospace industry negatively impacts CIT's business, but also provides an opportunity to accelerate and complete restructuring actions, many of which were contemplated in Vision 2025. We intend to continue building our medical technologies platform. CIT supplies components to customers making critical medical equipment to combat COVID-19. We believe CIT’s end market mix will shift as a result.

In January 2019, we announced we would relocate our aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to our existing lower cost facilities in North America. This project is expected to take 12 to 18 months to complete. Total project costs are expected to be approximately $20.3 million, with approximately $0.4 million remaining to be incurred. As a result of these efforts, focused on improving operational efficiencies throughout the business, we anticipate costs related to plant restructuring and facility rationalization to be completed in the first half of 2020. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$224.5	$246.4	$(21.9)	(8.9)%	10.9%	(19.7)%	(0.1)%
Operating income	$16.4	$30.6	$(14.2)	(46.4)%
Operating margin percentage	7.3%	12.4%
Depreciation and amortization	$19.1	$14.5
Items affecting comparability(1)	$5.3	$4.9
(1)Items affecting comparability include excess capacity and labor costs, net of subsidies, of $1.9 million, exit and disposal and facility rationalization costs ($3.4 million in the first quarter of 2020 and $4.7 million in the first quarter of 2019) and acquisition related costs of $0.2 million in the first quarter of 2019, refer to Items Affecting Comparability.
CIT's revenue decline in the first quarter of 2020 primarily reflected lower volumes, led by the commercial aerospace market as a result of continued delays in the 737 Max production and the steep decline in passenger airline travel caused by COVID-19, partially offset by acquired product lines from Providien and MicroConnex, that sell into the medical device end markets utilizing those brand names. Our commercial aerospace business declined approximately 20 percent in the first quarter of 2020, accelerating into March, which saw sales levels down roughly 35 percent. We are anticipating declines up to 50 percent in the second quarter of 2020, compared with the second quarter of 2019, and will be rightsizing our commercial aerospace business to meet the reality of what we believe will be a longer recovery by eliminating variable costs and optimizing our footprint. Beyond that, we are unable to predict the extent and duration of impacts from COVID-19 at this time. We are hopeful that passenger airline travel will return to normal levels by mid-2021 and that airlines will continue to defer and not cancel orders, allowing their multi-year backlogs to be realized.

CIT’s operating margin percentage decreased in the first quarter of 2020, driven by lower volumes and wage inflation, partially offset by savings from COS.
Carlisle Fluid Technologies ("CFT")

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$58.3	$63.1	$(4.8)	(7.6)%	12.0%	(18.8)%	(0.8)%
Operating income	$2.8	$6.4	$(3.6)	(56.3)%
Operating margin percentage	4.8%	10.1%
Depreciation and amortization	$6.2	$5.7
Items affecting comparability(1)	$0.3	$(0.9)
(1)Items affecting comparability include excess capacity and labor costs, net of subsidies, of $0.1 million, acquisition related costs of $0.2 million in the first quarter of 2020. Items affecting comparability also include exit and disposal and facility rationalization costs of $2.0 million, acquisition related costs of $0.1 million and a gain on contingent consideration of $(3.0) million in the first quarter of 2019, refer to Items Affecting Comparability.
CFT's revenue decreased in the first quarter of 2020, reflecting volume declines, customer plant closures and project delays caused by COVID-19, particularly in the industrial and automotive end markets in all geographic regions, partially offset by contributions from acquisitions. The pressures of Brexit, unresolved U.S. and China trade negotiations and meaningful downturn in global automotive production were exacerbated by the COVID-19 pandemic spread and will likely result in a second-quarter 2020 revenue decline of over 20 percent, compared with second-quarter 2019. Beyond that, we are unable to predict the extent and duration of impacts from COVID-19 at this time.

CFT’s operating margin percentage performance for the first quarter of 2020 declined, reflecting lower volumes, and non-recurrence of a gain from contingent consideration, partially offset by savings from COS.
Carlisle Brake & Friction ("CBF")
CBF's manufacturing plant in Orzinouvi, Italy, which was closed by government mandate on March 12, 2020, is slowly beginning to resume operations. CBF has also temporarily suspended operations at its manufacturing plant in the United Kingdom, in response to declining customer demand and to qualify for government subsidies to offset employment costs.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$71.0	$91.3	$(20.3)	(22.2)%	—%	(20.8)%	(1.4)%
Operating (loss) income	$(3.8)	$6.5	$(10.3)	(158.5)%
Operating margin percentage	(5.4)%	7.1%
Depreciation and amortization	$5.9	$5.4
Items affecting comparability(1)	$3.7	$1.3
(1)Items affecting comparability include excess capacity and labor costs, net of subsidies, of $0.9 million and include exit and disposal and facility rationalization costs ($2.8 million in the first quarter of 2020 and $1.3 million in the first quarter of 2019), refer to Items Affecting Comparability.
CBF revenue decreased in the first quarter of 2020, reflecting difficult year-over-year volume comparisons in the heavy equipment and transportation markets, declines in demand due to plant closures from COVID-19, and foreign currency headwinds. Long periods of plant idling had a negative effect on CBF's first-quarter 2020 results, and we expect similar declines in the second quarter of 2020, compared with second-quarter 2019. Beyond that, we are unable to predict the extent and duration of impacts from COVID-19 at this time.

CBF's operating margin percentage decrease in the first quarter of 2020 was driven by lower volumes and higher restructuring and facility rationalization costs, partially offset by savings from COS.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2020	December 31, 2019
Europe	$120.3	$62.2
North America (excluding U.S.)	38.3	43.4
China	42.7	17.9
Asia Pacific (excluding China)	58.7	69.1
International cash and cash equivalents	260.0	192.6
U.S. cash and cash equivalents	927.7	158.6
Total cash and cash equivalents	$1,187.7	$351.2
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2019, was primarily related to our bond offering of $750.0 million and $500.0 million of draws on our Facility in order to increase cash on hand and enhance our financial flexibility in light of current uncertainty in global markets resulting from COVID-19. Partially offsetting the increase in cash was the early redemption of our $250.0 million notes due in December 2020. Additionally, during the first three months of 2020, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
Cash held in China is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash outside of China.
Despite the current uncertainty in global markets resulting from COVID-19, we believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on non-operating purchases including capital expenditures for worldwide manufacturing, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, as well as available liquidity under the Facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets to repay the outstanding balance, if our sources of liquidity have been used for other strategic purposes by the time of maturity. Refer to Debt Instruments below.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$53.2	$109.8
Net cash used in investing activities	(24.3)	(224.4)
Net cash provided by (used in) financing activities	813.0	(173.1)
Effect of foreign currency exchange rate changes on cash	(5.4)	0.7
Change in cash and cash equivalents	$836.5	$(287.0)
Operating Activities
We generated operating cash flows of $53.2 million for the first three months of 2020 (including working capital uses of $96.0 million), compared with $109.8 million for the first three months of 2019 (including working capital uses of $39.7 million). Lower operating cash flows in the first three months of 2020 primarily reflect lower cash earnings from decline in volumes and growth in working capital.
Investing Activities
Cash used in investing activities of $24.3 million for the first three months of 2020 primarily reflected capital expenditures of $22.8 million. Cash used in investing activities of $224.4 million for the first three months of 2019 primarily reflected the acquisition of Petersen, net of cash acquired, for $202.0 million and capital expenditures of $23.3 million.
Financing Activities
Cash provided by financing activities of $813.0 million in the first three months of 2020 primarily reflected net proceeds from our bond offering, draws on the revolver in order to increase cash on hand and enhance financial flexibility in light of uncertainty in global markets resulting from COVID-19, partially offset by the early redemption of our senior notes due December 15, 2020 and financing costs associated with our bond offering. Additionally we used cash of $120.6 million for share repurchases and $28.3 million for dividend payments, reflecting the increased dividend of $0.50 per share. Cash used in financing activities of $173.1 million during the first three months of 2019 primarily reflected $157.1 million of share repurchases and $23.3 million of dividend payments.
Debt Instruments
Senior Notes
On February 28, 2020, the Company completed a public offering of $750.0 million of notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs to issue the 2030 Notes of approximately $6.5 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees, loss on treasury locks contract and other costs. The discount, issuance costs and loss on treasury locks are amortized to interest expense over the life of the 2030 Notes. Interest is paid each March 1 and September 1, commencing on September 1, 2020.
On February 28, 2020, we issued a notice for the redemption in full of our $250.0 million aggregate principal amount of its outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. We recognized a loss on extinguishment of debt totaling $8.8 million in the first quarter of 2020.
We also have senior unsecured notes outstanding of $350.0 million due November 15, 2022 (at a stated interest rate of 3.75%), $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%) and $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility (the "Facility")
On February 5, 2020, the Company entered into the Company's Fourth Amended and Restated Credit Agreement (the “Amendment”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment extended the maturity date of the Facility from February 21, 2022, to February 5, 2025.

During the three months ended March 31, 2020, borrowings under the Facility totaled $500.0 million with a weighted average interest rate 2.5%. As of March 31, 2020, the Facility had an outstanding balance of $500.0 million with an effective interest rate of 2.0% and $500.0 million of availability. During the year ended and as of December 31, 2019 there were no borrowings under the Facility.
Debt Covenants
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2020 and December 31, 2019.

Refer to Note 12 for further information on our debt instruments.
New Accounting Pronouncements
Refer to Note 2 for more information regarding new accounting pronouncements.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Subsequent Measurement of Goodwill
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, based on a comparison of the fair value of the reporting unit with its carrying amount. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying amount. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We generally use both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method, when testing for impairment. The key techniques and assumptions used include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
In the first quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced expectations of future operating results. We considered these circumstances and the potential long-term impact on cash flows associated with our reporting units and determined that an indicator of possible impairment existed within our CFT and CBF reporting units. Accordingly, we tested our goodwill for impairment as of March 31, 2020. Those reporting units were tested for impairment using the quantitative approach described above, resulting in fair value that exceeded the carrying amount for each of the reporting units. The carrying amount of goodwill for the CFT and CBF reporting units was $185.6 million and $96.4 million, respectively.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, the weighted average cost of capital and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CFT and CBF do not materialize, if the WACC increases (based on increases in interest rates, market rates of return, and market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.

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
Refer to Note 11 for more information regarding goodwill.
Subsequent Measurement of Indefinite-Lived Intangible Assets
As discussed above, indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair value. Intangible assets with indefinite useful lives are not amortized but are tested annually at the appropriate unit of account, which generally equals the individual asset, or more often if impairment indicators are present. Indefinite-lived intangible assets are tested for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying amount. We recognize an impairment charge for the amount by which the carrying amount exceeds the intangible asset's fair value. We generally estimate the fair value of our indefinite-lived intangible assets consistent with the techniques noted above using our expectations about future cash flows, discount rates and royalty rates for purposes of the annual test. We monitor for significant changes in those assumptions during interim reporting periods. We also periodically re-assess indefinite-lived intangible assets as to whether its useful lives can be determined, and if so, we would begin amortizing any applicable intangible asset.
In the first quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced revenue expectations. We considered these circumstances and the potential long-term impact on revenues associated with its indefinite-lived trade names and determined that an indicator of possible impairment existed. Accordingly, we performed a quantitative impairment analysis to determine the fair values of its CFT and CBF indefinite-lived trade names using the method described above.
Based on the output of the analysis, we determined that the fair values of both the CFT and CBF indefinite-lived trade names exceeded their carrying amounts. Accordingly, no impairment charges were required as of March 31, 2020. The carrying amount of indefinite-lived trade names for CFT and CBF were $129.1 million and $42.0 million, respectively.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated revenues and the weighted average cost of capital. If our adjusted expectations of the revenues, both in size and timing, of CFT and CBF trade names do not materialize or if the WACC increases (based on increases in interest rates, market rates of return, and market volatility), we may be required to record trade name impairment charges, which may be material.
Refer to Note 11 for more information regarding intangible assets.

Items Affecting Comparability
Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, litigation settlement costs, gains and losses from and costs related to divestitures, excess capacity and labor costs, net of subsidies, losses on debt extinguishment and discrete tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period. The components of items affecting comparability follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$4.8	$3.6		$0.06	$6.8	$5.1	$0.09
Other facility rationalization costs	1.5	1.1		0.02	1.4	1.1	0.02
Acquisition related costs:
Inventory step-up amortization	0.2	0.2		—	0.5	0.4	—
Other acquisition costs	0.5	0.4		0.01	1.5	1.1	0.02
Excess capacity and labor costs, net of subsidies	4.0	3.0		0.05	—	—	—
Gain from contingent consideration	—	—		—	(3.0)	(3.0)	(0.05)
Gains from divestitures	(0.8)	(0.6)		(0.01)	—	—	—
Loss on debt extinguishment	—	6.6		0.12	—	—	—
Indemnification losses	—	1.1		0.02	—	—	—
Discrete tax items(1)	—	(4.0)	(2)	(0.07)	—	0.1	—
Total items affecting comparability	$10.2	$11.4		$0.20	$7.2	$4.8	$0.08
(1)In order to provide better information to the user, items affecting comparability include all discrete tax items in this period and all comparative periods.
(2)Excludes $0.1 million of discrete tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and EPS from continuing operations.

The impact to income from continuing operations reflects the tax effect of items affecting comparability based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 5).
Outlook
Revenues
In light of current economic uncertainty caused by COVID-19, we have decided to withdraw full-year 2020 revenue guidance until a clearer picture emerges for our businesses. We are hopeful that the major airlines and aircraft manufacturers will find improved financial stability soon in order to improve our ability to make accurate forecasts in the future.
Cash Flows
Despite the current uncertainty in global markets resulting from COVID-19, we believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on non-operating purchases including capital expenditures for worldwide manufacturing, dividends, common stock repurchases, acquisitions and strategic investments.
Capital expenditures in 2020 are expected to be between $100 million and $120 million, which primarily includes continued investments in CCM and CIT facilities. Planned capital expenditures for 2020 include business sustaining projects, cost reduction efforts and new product expansion. In response to declining demand attributable to COVID-19, we may make selected adjustments to its expected capital expenditures in line with our capital deployment strategy.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our ability to obtain financial and tax benefits from the recently-passed CARES Act, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the successful integration and identification of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. We undertake no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2020. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2020, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first three months of 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K.
The Company is subject to risks arising from global pandemics including the coronavirus ("COVID-19") pandemic.
The Company’s businesses operate in market segments currently being impacted by the COVID-19 pandemic. Operating during a global pandemic exposes the Company to a number of risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels and our ability to ship products to our customers, interruptions in our supply chains and distribution systems, increases in operating costs related to pay and benefits for our employees, collection of trade receivables in accordance with their terms, potential impairment of goodwill and long-lived assets; all of which, in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
We have experienced, and expect to continue to experience, diminished demand for our products as a result of COVID-19. The decline in domestic and international passenger airline travel caused by COVID-19 is negatively impacting demand for our products sold to customers operating in the commercial aerospace industry. COVID-19 related government restrictions on construction and construction repair and replacement starts and delays in building approvals in certain regions, along with construction labor quarantining, are negatively impacting demand for our products sold to customers operating in the nonresidential construction materials industry. Operations at certain of our facilities around the globe have been temporarily suspended because of COVID-19 either by government health decree or due to declining customer demand. While these COVID-19 related impacts have not to date, in the aggregate, had a material adverse impact on the Company, we are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus outbreak, the timing and extent of increased passenger airline travel and nonresidential construction and construction repair and replacement activity, and the continued ability of our businesses to continue to operate within all applicable COVID-19 related government rules and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2020:

(in millions except per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January	0.1	$164.06	—	4.9
February	0.2	156.84	0.2	4.7
March	0.7	124.63	0.7	4.0
Total	1.0		0.9
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were 0.1 million shares reacquired in transactions outside of the share repurchase program during the three months ended March 31, 2020.
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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
4.8	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.9	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	April 23, 2020	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer