Form 10-Q
period 2020-06-30
CARLISLE COMPANIES INC
filed 2020-07-23
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

On July 16, 2020, there were 54,579,811 shares of the registrant's common stock outstanding, par value $1.00 per share.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,024.2	$1,314.8	$2,054.4	$2,386.7

Cost of goods sold	743.0	920.6	1,494.8	1,703.9
Selling and administrative expenses	153.1	172.3	315.0	336.5
Research and development expenses	14.1	15.4	28.5	29.8
Other operating expense (income), net	0.6	(0.7)	—	(5.4)
Operating income	113.4	207.2	216.1	321.9
Interest expense, net	19.8	16.6	38.7	32.9
Loss on extinguishment of debt	—	—	8.8	—
Interest income	(2.7)	(1.9)	(3.4)	(4.5)
Other non-operating income, net	(0.7)	(0.6)	(1.2)	(1.0)
Income from continuing operations before income taxes	97.0	193.1	173.2	294.5
Provision for income taxes	21.6	40.1	36.0	64.1
Income from continuing operations	75.4	153.0	137.2	230.4

Discontinued operations:
Provision for (benefit from) income taxes	—	0.1	—	(1.9)
(Loss) income from discontinued operations	—	(0.1)	—	1.9
Net income	$75.4	$152.9	$137.2	$232.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.37	$2.68	$2.47	$4.01
Income from discontinued operations	—	—	—	0.03
Basic earnings per share	$1.37	$2.68	$2.47	$4.04

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.36	$2.65	$2.45	$3.98
Income from discontinued operations	—	—	—	0.03
Diluted earnings per share	$1.36	$2.65	$2.45	$4.01

Average shares outstanding:
Basic	54.8	57.0	55.3	57.2
Diluted	55.2	57.6	55.8	57.7

Comprehensive income:
Net income	$75.4	$152.9	$137.2	$232.3
Other comprehensive income (loss):
Foreign currency gains (losses)	7.8	(3.6)	(20.5)	0.3
Amortization of unrecognized net periodic benefit costs, net of tax	1.0	0.6	2.0	1.3
Other, net of tax	0.7	(1.6)	(17.5)	—
Other comprehensive income (loss)	9.5	(4.6)	(36.0)	1.6
Comprehensive income	$84.9	$148.3	$101.2	$233.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$737.7	$351.2
Receivables, net of allowance for credit losses of $7.6 million and $6.6 million, respectively	692.5	682.5
Inventories, net	547.8	510.6
Contract assets	101.9	100.5
Prepaid expenses	25.2	30.5
Other current assets	47.8	76.7
Total current assets	2,152.9	1,752.0

Property, plant, and equipment, net	764.3	783.5
Goodwill, net	1,708.3	1,716.3
Other intangible assets, net	1,083.9	1,140.6
Other long-term assets	98.9	103.6
Total assets	$5,808.3	$5,496.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$321.3	$327.3
Accrued and other current liabilities	259.9	294.5
Contract liabilities	31.9	27.0
Current portion of debt	0.8	250.2
Total current liabilities	613.9	899.0

Long-term liabilities:
Long-term debt, less current portion	2,077.2	1,341.4
Contract liabilities	226.9	220.4
Other long-term liabilities	374.1	392.4
Total long-term liabilities	2,678.2	1,954.2

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 54.4 and 55.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	424.5	413.7
Deferred compensation equity	3.3	2.9
Treasury shares, at cost (24.0 and 22.7 shares, respectively)	(1,632.7)	(1,449.7)
Accumulated other comprehensive loss	(160.1)	(124.1)
Retained earnings	3,802.5	3,721.3
Total shareholders' equity	2,516.2	2,642.8
Total liabilities and equity	$5,808.3	$5,496.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities:
Net income	$137.2	$232.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation	49.1	43.8
Amortization	63.7	56.2
Lease expense	14.1	13.2
Stock-based compensation	14.9	11.3
Loss on extinguishment of debt	8.8	—
Deferred taxes	(1.1)	(1.9)
Other operating activities, net	11.5	7.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(11.8)	(184.6)
Inventories	(48.4)	(6.4)
Contract assets	(1.4)	(13.4)
Prepaid expenses and other assets	29.4	26.9
Accounts payable	(5.0)	71.0
Accrued and other current liabilities	(31.8)	(47.3)
Contract liabilities	11.5	7.2
Other long-term liabilities	(14.4)	(19.1)
Net cash provided by operating activities	226.3	197.1

Investing activities:
Capital expenditures	(48.5)	(41.0)
Acquisitions, net of cash acquired	(2.4)	(272.0)
Other investing activities, net	0.9	1.1
Net cash used in investing activities	(50.0)	(311.9)

Financing activities:
Proceeds from notes	740.7	—
Repayment of notes	(258.5)	—
Borrowings from revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Financing costs	(24.2)	—
Repurchases of common stock	(191.8)	(232.1)
Dividends paid	(56.0)	(46.2)
Proceeds from exercise of stock options	11.4	20.5
Withholding tax paid related to stock-based compensation	(6.4)	(9.3)
Other financing activities, net	(0.5)	(0.1)
Net cash provided by (used in) financing activities	214.7	(267.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.5)	0.4
Change in cash and cash equivalents	386.5	(381.6)
Cash and cash equivalents at beginning of period	351.2	803.6
Cash and cash equivalents at end of period	$737.7	$422.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of March 31, 2019	56.8	$78.7	$390.1	$7.8	$(115.9)	$3,407.5	21.6	$(1,243.5)	$2,524.7
Net income	—	—	—	—	—	152.9	—	—	152.9
Other comprehensive loss, net of tax	—	—	—	—	(4.6)	—	—	—	(4.6)
Cash dividends - $0.40 per share	—	—	—	—	—	(22.9)	—	—	(22.9)
Repurchases of common stock	(0.6)	—	—	—	—	—	0.6	(75.0)	(75.0)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	7.2	(4.8)	—	—	(0.2)	5.7	8.1
Balance as of June 30, 2019	56.4	$78.7	$397.3	$3.0	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2

Balance as of March 31, 2020	54.9	$78.7	$418.7	$3.4	$(169.6)	$3,754.8	23.5	$(1,567.5)	$2,518.5
Net income	—	—	—	—	—	75.4	—	—	75.4
Other comprehensive income, net of tax	—	—	—	—	9.5	—	—	—	9.5
Cash dividends - $0.50 per share	—	—	—	—	—	(27.7)	—	—	(27.7)
Repurchases of common stock	(0.5)	—	—	—	—	—	0.5	(66.5)	(66.5)
Issuances and deferrals, net for stock based compensation(1)	—	—	5.8	(0.1)	—	—	—	1.3	7.0
Balance as of June 30, 2020	54.4	$78.7	$424.5	$3.3	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount					Shares	Cost
Balance as of December 31, 2018	57.9	$78.7	$383.8	$8.0	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	—	232.3	—	—	232.3
Other comprehensive income, net of tax	—	—	—	—	1.6	—	—	—	1.6
Cash dividends - $0.80 per share	—	—	—	—	—	(46.2)	—	—	(46.2)
Repurchases of common stock	(1.9)	—	—	—	—	—	1.9	(224.9)	(224.9)
Issuances and deferrals, net for stock based compensation(1)	0.4	—	13.5	(5.0)	—	—	(0.4)	14.5	23.0
Balance as of June 30, 2019	56.4	$78.7	$397.3	$3.0	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2

Balance as of December 31, 2019	55.7	$78.7	$413.7	$2.9	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	—	137.2	—	—	137.2
Other comprehensive loss, net of tax	—	—	—	—	(36.0)	—	—	—	(36.0)
Cash dividends - $1.00 per share	—	—	—	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock	(1.5)	—	—	—	—	—	1.5	(191.8)	(191.8)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	10.8	0.4	—	—	(0.2)	8.8	20.0
Balance as of June 30, 2020	54.4	$78.7	$424.5	$3.3	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
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
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CIT	CFT	CBF	Corporate	Total
Balance as of January 1, 2020	$2.2	$1.6	$1.1	$1.2	$0.5	$6.6
Current period provision	1.2	—	0.1	0.3	—	1.6
Amounts written off	(0.4)	(0.2)	—	—	—	(0.6)
Balance as of June 30, 2020	$3.0	$1.4	$1.2	$1.5	$0.5	$7.6
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
A summary of segment information follows:

	Three Months Ended June 30,
	2020		2019
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$734.9	$137.6	$915.0	$182.5
Carlisle Interconnect Technologies	184.0	(1.5)	245.4	35.9
Carlisle Fluid Technologies	46.5	(5.2)	67.3	3.3
Carlisle Brake & Friction	58.8	(1.6)	87.1	8.3
Segment total	1,024.2	129.3	1,314.8	230.0
Corporate and unallocated(1)	—	(15.9)	—	(22.8)
Total	$1,024.2	$113.4	$1,314.8	$207.2

	Six Months Ended June 30,
	2020		2019
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,411.3	$245.3	$1,586.1	$275.4
Carlisle Interconnect Technologies	408.5	14.9	491.8	66.5
Carlisle Fluid Technologies	104.8	(2.4)	130.4	9.7
Carlisle Brake & Friction	129.8	(5.4)	178.4	14.8
Segment total	2,054.4	252.4	2,386.7	366.4
Corporate and unallocated(1)	—	(36.3)	—	(44.5)
Total	$2,054.4	$216.1	$2,386.7	$321.9
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
Providien, LLC
On November 20, 2019, the Company completed its acquisition of Providien, LLC ("Providien"), for consideration of $331.3 million, including $3.4 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2020. The product lines acquired include thermoforming, medical device contract manufacturing, precision machining and metals, and medical injection molding for the global medical device market.
The following table summarizes the consideration transferred to acquire the Providien product lines and related operating and non-operating assets and liabilities and the preliminary allocation of the purchase price among them. The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 11/20/2019		As of 6/30/2020
Total cash consideration transferred	$332.1	$(0.8)	$331.3
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3.4	—	3.4
Receivables, net	9.8	—	9.8
Inventories, net	2.7	—	2.7
Contract assets	29.1	—	29.1
Prepaid expenses and other current assets	2.3	—	2.3
Property, plant and equipment	12.9	—	12.9
Definite-lived intangible assets	135.4	(2.7)	132.7
Other long-term assets	7.1	(0.3)	6.8
Accounts payable	(6.0)	—	(6.0)
Income tax payable	(0.7)	—	(0.7)
Accrued and other current liabilities	(7.0)	—	(7.0)
Other long-term liabilities	(8.1)	0.5	(7.6)
Deferred income taxes	(27.1)	6.9	(20.2)
Total identifiable net assets	153.8	4.4	158.2
Goodwill	$178.3	$(5.2)	$173.1
The preliminary goodwill recognized in the acquisition of Providien reflects market participant synergies attributable to significant raw material purchase synergies with CIT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $9.8 million of gross contractual accounts receivable, of which less than $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the CIT reportable segment. Goodwill totaled $173.1 million, of which $66.5 million is preliminarily deductible for tax purposes. The $132.7 million preliminary value allocated to definite-lived intangible assets consists of $108.7 million of customer relationships with a useful life between 13 to 37 years, various acquired technologies of $19.5 million with a useful life of six to 11 years and trade names of $4.4 million with a useful life of two to five years. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $20.2 million.
Petersen Aluminum Corporation
On January 11, 2019, the Company acquired 100% of the equity of Petersen Aluminum Corporation ("Petersen"), for consideration of $207.2 million, including $5.2 million of cash acquired and post-closing adjustments, which were finalized in the first quarter of 2019. The products acquired include architectural metal roof panels, steel and aluminum flat sheets and coils, wall panels, perimeter roof edge systems and related accessories for commercial, residential, institutional, industrial and agricultural markets.
In the three months ended June 30, 2019, and the period from January 11, 2019 to June 30, 2019, the related product lines contributed revenues of $48.3 million and $83.8 million, respectively, and operating income of $3.7 million and $3.6 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. During the first six months of 2020 the Company released $3.0 million of the indemnification asset acquisition related to escrow expirations. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation ("MicroConnex") for cash consideration of approximately $46.2 million, including $0.8 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2019. The acquired product lines include highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
The product lines contributed revenues of $3.0 million and an operating loss of $0.6 million for the period from April 1, 2019 to June 30, 2019. The results of operations of the acquired business are reported within the CIT segment.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Income from continuing operations	$75.4	$153.0	$137.2	$230.4
Less: dividends declared	(27.7)	(22.9)	(56.0)	(46.2)
Undistributed earnings	47.7	130.1	81.2	184.2
Percent allocated to common shareholders(1)	99.7%	99.7%	99.7%	99.7%
	47.6	129.7	81.0	183.6
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	27.7	22.9	55.9	46.1
Income from continuing operations attributable to common shares	$75.3	$152.6	$136.9	$229.7

Shares:
Basic weighted-average shares outstanding	54.8	57.0	55.3	57.2
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.2
Stock options	0.2	0.4	0.3	0.3
Diluted weighted-average shares outstanding	55.2	57.6	55.8	57.7

Per share income from continuing operations attributable to common shares:
Basic	$1.37	$2.68	$2.47	$4.01
Diluted	$1.36	$2.65	$2.45	$3.98

(1) Basic weighted-average common shares outstanding	54.8	57.0	55.3	57.2
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	55.0	57.1	55.5	57.4
Percent allocated to common shareholders	99.7%	99.7%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$(0.1)	$—	$1.9
Net income attributable to common shareholders for basic and diluted earnings per share	75.3	152.5	136.9	231.6
Anti-dilutive stock options excluded from EPS calculation(1)	0.5	—	0.3	0.4
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020, follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
Extended service warranties	$11.4	$21.8	$20.6	$19.4	$18.3	$17.4	$140.0
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

(in millions)	2020	2019
Balance as of January 1	$247.4	$227.4
Revenue recognized	(28.8)	(30.2)
Revenue deferred	40.2	35.3
Acquired liabilities	—	2.7
Balance as of June 30	$258.8	$235.2
Contract assets relate to the Company's right to payment for performance completed to date under a contract and primarily include highly customized product contracts within the CIT segment and systems contracts in the CFT segment. Accounts receivable are recorded when the right to payment becomes unconditional. A summary of the change in contract assets for the six months ended June 30, follows:

(in millions)	2020	2019
Balance as of January 1	$100.5	$44.7
Balance as of June 30	101.9	58.1
Change in contract assets	$1.4	$13.4

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$699.2	$—	$—	$—	$699.2
Aerospace	—	80.8	—	2.9	83.7
Heavy equipment	14.0	—	—	48.5	62.5
Transportation	—	—	23.2	5.2	28.4
Medical	—	62.8	—	—	62.8
General industrial and other	21.7	40.4	23.3	2.2	87.6
Total revenues	$734.9	$184.0	$46.5	$58.8	$1,024.2

	Three Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$860.5	$—	$—	$—	$860.5
Aerospace	—	164.6	—	5.7	170.3
Heavy equipment	28.2	—	—	69.5	97.7
Transportation	—	—	36.4	8.4	44.8
Medical	—	37.6	—	—	37.6
General industrial and other	26.3	43.2	30.9	3.5	103.9
Total revenues	$915.0	$245.4	$67.3	$87.1	$1,314.8

	Six Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,335.0	$—	$—	$—	$1,335.0
Aerospace	—	217.5	—	8.8	226.3
Heavy equipment	35.5	—	—	102.6	138.1
Transportation	—	—	58.5	13.4	71.9
Medical	—	111.0	—	—	111.0
General industrial and other	40.8	80.0	46.3	5.0	172.1
Total revenues	$1,411.3	$408.5	$104.8	$129.8	$2,054.4

	Six Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$1,482.1	$—	$—	$—	$1,482.1
Aerospace	—	338.4	—	10.3	348.7
Heavy equipment	55.4	—	—	144.7	200.1
Transportation	—	—	68.7	17.6	86.3
Medical	—	68.6	—	—	68.6
General industrial and other	48.6	84.8	61.7	5.8	200.9
Total revenues	$1,586.1	$491.8	$130.4	$178.4	$2,386.7

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$657.2	$129.3	$20.7	$22.2	$829.4
International:
Europe	51.3	20.7	6.4	16.9	95.3
Asia	4.8	18.6	17.4	14.6	55.4
Canada	17.4	0.7	0.8	1.1	20.0
Mexico and Latin America	0.8	5.4	0.8	1.5	8.5
Middle East and Africa	2.4	2.4	0.2	0.2	5.2
Other	1.0	6.9	0.2	2.3	10.4
Total international	77.7	54.7	25.8	36.6	194.8
Total revenues	$734.9	$184.0	$46.5	$58.8	$1,024.2

	Three Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$824.6	$171.4	$31.7	$34.1	$1,061.8
International:
Europe	55.2	17.9	12.4	27.0	112.5
Asia	5.6	33.8	21.3	18.3	79.0
Canada	25.0	1.3	1.0	1.3	28.6
Mexico and Latin America	0.8	13.3	0.2	2.7	17.0
Middle East and Africa	2.0	6.2	0.4	0.2	8.8
Other	1.8	1.5	0.3	3.5	7.1
Total international	90.4	74.0	35.6	53.0	253.0
Total revenues	$915.0	$245.4	$67.3	$87.1	$1,314.8

	Six Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,254.1	$290.7	$49.0	$52.9	$1,646.7
International:
Europe	102.4	40.0	16.8	36.3	195.5
Asia	8.1	37.0	34.3	29.7	109.1
Canada	35.8	1.9	2.2	1.7	41.6
Mexico	2.0	16.6	1.4	3.8	23.8
Middle East and Africa	6.3	7.3	0.7	0.4	14.7
Other	2.6	15.0	0.4	5.0	23.0
Total international	157.2	117.8	55.8	76.9	407.7
Total revenues	$1,411.3	$408.5	$104.8	$129.8	$2,054.4

	Six Months Ended June 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,415.8	$353.5	$59.7	$66.6	$1,895.6
International:
Europe	107.3	36.3	25.5	57.5	226.6
Asia	9.7	57.6	40.3	38.7	146.3
Canada	42.5	2.4	2.6	1.8	49.3
Mexico	1.2	25.7	0.7	6.0	33.6
Middle East and Africa	5.4	13.5	1.0	0.6	20.5
Other	4.2	2.8	0.6	7.2	14.8
Total international	170.3	138.3	70.7	111.8	491.1
Total revenues	$1,586.1	$491.8	$130.4	$178.4	$2,386.7

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock option awards	$2.6	$2.5	$5.8	$5.6
Restricted stock awards	1.9	2.1	4.0	4.1
Performance share awards	1.7	1.5	3.8	3.1
Restricted stock units	—	—	1.4	1.3
Stock appreciation rights	(0.3)	2.1	(3.9)	2.9
Total stock-based compensation cost incurred	5.9	8.2	11.1	17.0
Capitalized credit (cost) during the period	0.1	(2.6)	3.4	(3.8)
Amortization of capitalized (credit) cost during the period	(3.8)	1.7	0.4	2.3
Total stock-based compensation expense	$2.2	$7.3	$14.9	$15.5
Note 8—Exit and Disposal and Other Restructuring Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidation and relocation, and lease termination costs. The primary actions are discussed below by operating segment.
CIT
During the second quarter of 2020, the Company initiated plans to exit its manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to its existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative exit and disposal costs of $1.4 million, primarily for employee termination benefit costs and the impairment of certain assets, recognized through June 30, 2020.

The Company is substantially complete with its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the three and six months ended June 30, 2020, exit and disposal costs totaled $0.4 million and $2.3 million, respectively, primarily for facility clean up, travel and employee termination benefit costs. Cumulative exit and disposal costs of $10.9 million were recognized through June 30, 2020.
CBF
During the first quarter of 2020, the Company initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions, and exited less profitable product lines that resulted in asset write-offs. During the three and six months ended June 30, 2020, exit and disposal costs totaled $1.4 million and $4.2 million, respectively. Total associated exit and disposal costs are expected to approximate $5.8 million, with approximately $1.6 million of costs remaining to be incurred in the second half of 2020.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines from the coronavirus global pandemic ("COVID-19"). These actions resulted in severance payments of $2.8 million and $2.1 million at CIT and CFT, respectively, during the three months ended June 30, 2020. CCM incurred $0.2 million and $0.3 million in severance payments for the three and six months ended June 30, 2020, respectively.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee severance and benefit arrangements	$6.5	$0.4	$8.4	$6.1
Accelerated depreciation and impairments	1.0	—	2.2	—
Facility cleanup costs	—	—	0.8	—
Relocation costs	0.1	—	0.3	0.1
Lease termination costs	—	0.4	—	0.9
Other restructuring costs	0.7	0.7	1.4	1.2
Total exit and disposal costs	$8.3	$1.5	$13.1	$8.3
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Carlisle Interconnect Technologies	$4.6	$0.9	$6.5	$4.8
Carlisle Brake & Friction	1.4	0.5	4.2	1.2
Carlisle Fluid Technologies	2.1	0.1	2.1	2.1
Carlisle Construction Materials	0.2	—	0.3	0.2
Total exit and disposal costs	$8.3	$1.5	$13.1	$8.3
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$3.1	$0.9	$6.1	$4.5
Selling and administrative expenses	3.6	0.6	5.2	3.5
Research and development expenses	—	—	—	0.1
Other operating expense, net	1.6	—	1.8	0.2
Total exit and disposal costs	$8.3	$1.5	$13.1	$8.3

The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2019	$5.2
Charges	13.1
Cash payments	(15.1)
Balance as of June 30, 2020	$3.2
The liability of $3.2 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2020, was 20.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.0% and a year-to-date net discrete tax benefit of $5.3 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits of $5.5 million.
The effective income tax rate on continuing operations for the six months ended June 30, 2019, was 21.8%.
Note 10—Inventories, net

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$246.2	$241.0
Work-in-process	44.2	45.2
Finished goods	298.4	260.9
Reserves	(41.0)	(36.5)
Inventories, net	$547.8	$510.6

Note 11—Goodwill and Other Intangible Assets, net
Goodwill
In the second quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced expectations of future operating results. The Company considered these circumstances and the potential long-term impact on cash flows associated with its reporting units and determined that an indicator of possible impairment existed within its CFT and CBF reporting units. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of those reporting units. The Company used both an income approach utilizing the discounted cash flow method ("DCF") and a market approach utilizing the public company market multiple method. The key techniques and assumptions used include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
Based on the output of the analysis, the Company determined that the fair values of both the CFT and CBF reporting units exceeded their carrying amounts. Accordingly, no impairment charges were required as of June 30, 2020.

The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF(1)	Total
Balance as of December 31, 2019	$597.1	$835.2	$187.5	$96.5	$1,716.3
Goodwill acquired during year(2)	1.5	—	—	—	1.5
Measurement period adjustments(3)	—	(5.2)	—	—	(5.2)
Currency translation and other	(0.4)	(2.5)	(1.3)	(0.1)	(4.3)
Balance as of June 30, 2020	$598.2	$827.5	$186.2	$96.4	$1,708.3
(1)CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
(2)The Company acquired one business for an aggregate purchase price of $3.2 million during the first six months of 2020.
(3)Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
Indefinite-Lived Intangible Assets
As noted above, in the second quarter of 2020 changes in facts and circumstances and general market declines from COVID-19 resulted in reduced revenues. The Company considered these circumstances and the potential long-term impact on revenues associated with its trade names and determined that an indicator of possible impairment existed within its CFT and CBF trade names. Accordingly, the Company performed a quantitative impairment analysis to determine the fair values of its CFT and CBF indefinite-lived trade names using an income approach, commonly known as the relief from royalty method. Key assumptions made by management in developing the inputs to the associated model include growth rates, expected royalty rates, discount rates and tax rates.
Based on the output of the analysis, the Company determined that the fair values of both the CFT and CBF indefinite-lived trade names exceeded their carrying amounts. Accordingly, no impairment charges were required as of June 30, 2020.
A summary of the Company's other intangible assets, net follows:

	June 30, 2020			December 31, 2019
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,048.8	$(392.8)	$656.0	$1,054.4	$(354.9)	$699.5
Technology and intellectual property	304.1	(185.8)	118.3	304.1	(167.0)	137.1
Trade names and other	111.5	(44.4)	67.1	100.0	(38.7)	61.3
Assets not subject to amortization:
Trade names	242.5	—	242.5	242.7	—	242.7
Other intangible assets, net	$1,706.9	$(623.0)	$1,083.9	$1,701.2	$(560.6)	$1,140.6
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	June 30, 2020	December 31, 2019
Carlisle Construction Materials	$321.5	$345.3
Carlisle Interconnect Technologies	413.1	441.0
Carlisle Fluid Technologies	262.3	272.8
Carlisle Brake & Friction	77.1	80.2
Corporate	9.9	1.3
Total	$1,083.9	$1,140.6

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
2.75% Notes due 2030	$750.0	$—	$768.2	$—
3.75% Notes due 2027	600.0	600.0	658.8	623.4
3.5% Notes due 2024	400.0	400.0	427.0	414.2
3.75% Notes due 2022	350.0	350.0	366.6	361.4
5.125% Notes due 2020	—	250.0	—	255.0
Unamortized discount, debt issuance costs and other	(22.0)	(8.4)
Total long term-debt	2,078.0	1,591.6
Less: current portion of long-term debt	0.8	250.2
Total long term-debt, net of current portion	$2,077.2	$1,341.4
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
During the six months ended June 30, 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. As of June 30, 2020 and December 31, 2019, the Facility had no outstanding balance and $1.0 billion available for use.

Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2020 and December 31, 2019.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of June 30, 2020 and December 31, 2019, the Company had $26.0 million and $25.5 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.2 million was available for use as of June 30, 2020.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$0.8	$0.7	$1.5	$1.4
Interest cost	1.2	1.5	2.3	3.0
Expected return on plan assets	(2.5)	(2.4)	(4.9)	(4.8)
Amortization of unrecognized loss(1)	1.3	0.8	2.7	1.7
Net periodic benefit cost	$0.8	$0.6	$1.6	$1.3
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.3) million and $(0.6) million for the three and six months ended June 30, 2020, respectively, and $(0.2) million and $(0.4) million for the three and six months ended June 30, 2019, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating income, net.
Defined Contribution Plans
Deferred Compensation - Cash
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had $7.0 million and $6.1 million of cash, respectively, and $5.6 million and $5.5 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.

Note 14—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2020	2019
Balance as of January 1	$29.2	$31.9
Provision	7.3	9.8
Claims	(6.6)	(10.4)
Balance as of June 30	$29.9	$31.3

Note 15—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	June 30, 2020		December 31, 2019
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$0.2	$92.0	$2.0	$108.1
Non-designated hedges	(0.2)	33.3	0.6	124.4
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive income (loss) related to foreign currency cash flow hedges was immaterial for the three and six months ended June 30, 2020 and 2019. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
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
Note 17—Subsequent Events
On July 22, 2020, the Company acquired Motion Tech Automation, LLC ("MTA") for approximately $33.3 million in cash, subject to post-closing adjustments. MTA is an industry leader in product development services and high precision, non-contact sensors.The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. The results of operations of MTA's product development services and value added manufacturing operations will be reported within the CFT reporting segment and the precision sensors operations will be reported within the CIT reporting segment beginning in the third quarter of 2020.

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
Executive Overview
Carlisle’s global team has persevered throughout a challenging second quarter. We are prudently adjusting our business operating norms in response to intensified and necessary health and safety guidelines, and declines in demand. We intend to stay on a course of responsible business activity to maintain a stable foundation for the post-COVID-19 recovery we know will arrive. However in the near-term, all companies, including Carlisle, must brace for adjustments to business structures, employment, and pay policies as the timing remains unclear of a return to acceptable levels of safety to allow increased personal and economic activity. While Carlisle is in a strong position to weather a prolonged economic downturn, we are making necessary adjustments to our cost structure where appropriate to maintain that strength. We remain committed to emerging in a very strong financial position, and in a position to leverage anticipated future growth.

During the second quarter financial results, our performance was led by a resilient Carlisle Construction Materials ("CCM"). While the quarter began with April's volumes down in excess of 30 percent, we saw strong recovery in shipments through May and June, and we continue to benefit from the overall resumption of construction activity in both the U.S. and Europe. At Carlisle Interconnect Technologies ("CIT"), we, like many others, were taken aback by the record global decline in aerospace production and the accompanying ripple effects through the supply chain. The reality is that this crisis has devastated many aerospace participants. Our ongoing actions to restructure and rightsize our manufacturing footprint over the past few years, combined with accelerated restructuring taken in 2020, have positioned us to maintain profitability even as demand in the aerospace industry reset materially in the second quarter. CIT's medical technologies platform, on the other hand, grew revenue 15 percent organically year-over-year during the second quarter driven by increased demand for COVID-19 related patient monitoring equipment. Recently acquired Providien, LLC ("Providien") also continued to perform well. At Carlisle Fluid Technologies ('CFT"), results each month improved throughout the second quarter and we continue our steady progress on the initiatives laid out in Vision 2025. Unfortunately, volume declines of over 30 percent weighed heavily on operating income results. Despite this, we remain committed to this platform and continue to add product breadth by investing in new products, such as our market differentiated fluid handling system for spray foam that launched in the second quarter. The pandemic crisis extended the pressure Carlisle Brake & Friction ("CBF") was already experiencing in the global off-highway vehicle markets, offsetting the significant actions taken the past few years in this business, including the Tulsa to Medina plant consolidation and obtaining Federal Aviation Authority Parts Manufacturer Approvals for aircraft carbon brakes. Given the actions taken over the past several years, its strong market position, and traction on new technology introductions, we expect CBF to leverage any improvements in volume well and await recovery from the pandemic.

As always, we remain very focused on maintaining our financial and strategic flexibility to be able to best leverage future opportunities. During the first six months of 2020, we demonstrated this strength by paying our dividend of $56.0 million, deploying $48.5 million into capital expenditures and investing $28.5 million into research and development. As of the end of the second quarter, we have a strong cash position of $737.7 million with $1.0 billion undrawn on our revolving credit facility (the "Facility").

We enter the second half of 2020 cautiously optimistic and with confidence in our ability to deliver longer-term on Vision 2025. Needless to say, the COVID-19 pandemic continues to negatively impact our operations. The uncertainties remaining around the pandemic, including the length and severity of the economic downturn and continued tension with China, likely will result in a choppy path to ultimate recovery, and we are unable to predict the full extent or duration of these events on Carlisle at this time. However, given our strong balance sheet and cash flow generating capabilities, we are well prepared to navigate the future while maintaining our disciplined and opportunistic capital deployment strategy.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,024.2	$1,314.8	$2,054.4	$2,386.7
Operating income	$113.4	$207.2	$216.1	$321.9
Operating margin percentage	11.1%	15.8%	10.5%	13.5%
Income from continuing operations	$75.4	$153.0	$137.2	$230.4
(Loss) income from discontinued operations	$—	$(0.1)	$—	$1.9
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.36	$2.65	$2.45	$3.98
Income from discontinued operations	$—	$—	$—	$0.03

Items affecting comparability:(1)
Impact to operating income	$17.4	$4.5	$27.6	$11.7
Impact to income from continuing operations	$13.7	$(1.9)	$25.1	$2.9
Impact on diluted EPS from continuing operations	$0.25	$(0.03)	$0.45	$0.05
(1)Items affecting comparability primarily include acquisition related costs, exit and disposal costs, facility rationalization costs, litigation settlement costs, gains from divestitures, idle capacity and labor costs, net of subsidies, losses on debt extinguishment and discrete tax items. Tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further information.
Revenues decreased in the 2020 periods primarily reflecting lower volumes in all of our segments, which were impacted by the global economic slowdown due to COVID-19. Contributions from acquisitions, primarily Providien, partially offset the decrease in volume.
The decrease in operating income in the 2020 periods primarily reflected lower volumes as well as lower production levels increasing per unit costs and wage inflation. The decrease in operating income was partially offset by raw material savings, particularly in our CCM segment, lower incentive compensation and travel costs, and savings from COS.
Diluted earnings per share from continuing operations decreased primarily from the above operating income performance ($1.24 per share in the second quarter of 2020 and $1.40 per share in the first six months of 2020) and a higher effective tax rate in the second quarter of 2020 ($0.07 per share). The decrease was partially offset by reduced average shares outstanding ($0.06 per share in the second quarter of 2020 and $0.08 per share in the first six months of 2020) resulting from our share repurchase program.
We generated $226.3 million in operating cash flow in the first six months of 2020, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended June 30	$1,024.2	$1,314.8	$(290.6)	(22.1)%	1.9%	(23.8)%	(0.2)%
Six months ended June 30	$2,054.4	$2,386.7	$(332.3)	(13.9)%	2.6%	(16.2)%	(0.3)%
The decrease in revenues in the 2020 periods primarily reflected lower sales volumes in all segments, which were impacted by the global economic slowdown due to COVID-19. CIT volume decline was led by lower sales in the commercial aerospace market, partially offset by an increase in sales in the medical market, and CCM, CBF and CFT experienced declines in sales volumes across all markets in which they operate. Partially offsetting the decline was contribution of $21.2 million in the second quarter and $45.1 million in the first six months of 2020 from the acquisition of Providien in the CIT segment.

Gross Margin

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Gross margin	$281.2	$394.2	$(113.0)	(28.7)%	$559.6	$682.8	$(123.2)	(18.0)%
Gross margin percentage	27.5%	30.0%			27.2%	28.6%
Depreciation and amortization	$29.9	$24.5			$61.4	$47.1
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in the 2020 periods, driven by lower sales volume in all segments, as well as lower production levels increasing per unit costs and wage inflation, partially offset by favorable raw material pricing and purchase savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $3.1 million for the second quarter and $6.1 million for the first six months of 2020, primarily at CBF and CIT, attributable to our restructuring initiatives, compared with $0.9 million for the second quarter and $4.5 million for the first six months of 2019. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Selling and administrative expenses	$153.1	$172.3	$(19.2)	(11.1)%	$315.0	$336.5	$(21.5)	(6.4)%
As a percentage of revenues	14.9%	13.1%			15.3%	14.1%
Depreciation and amortization	$25.4	$26.1			$50.1	$52.0
The decrease in selling and administrative expenses in the 2020 periods primarily reflected lower incentive compensation and travel costs, and lower medical costs. The decreases were partially offset by wage inflation and higher legal and termination costs associated with the expiration of the agreement to acquire Draka Fileca SAS.
Research and Development Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Research and development expenses	$14.1	$15.4	$(1.3)	(8.4)%	$28.5	$29.8	$(1.3)	(4.4)%
As a percentage of revenues	1.4%	1.2%			1.4%	1.2%
Depreciation and amortization	$0.7	$0.5			$1.3	$1.0
Research and development expenses were lower in the 2020 periods, compared with the 2019 periods, primarily reflecting lower new product development costs at our CIT and CFT segments, partially offset by an increase in the CCM segment.
Other Operating Expense (Income), net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Other operating expense (income), net	$0.6	$(0.7)	$(1.3)	185.7%	$—	$(5.4)	$5.4	(100.0)%
Other operating expense (income), net in the second quarter of 2020 primarily reflected $2.1 million of losses on sale of assets, primarily at CBF and CIT, partially offset by $0.7 million of rebates and $0.3 million of royalty income. Other operating expense (income), net in the first six months of 2020 primarily reflected $2.8 million of losses on sale of assets, primarily at CBF, CCM and CIT, offset by $1.2 million of rebates and $0.7 million of royalty income.
Other operating expense (income), net in the first six months of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT, $0.8 million of rebates and $0.6 million of gains on sales of assets, primarily at CBF.

Operating Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Operating income	$113.4	$207.2	$(93.8)	(45.3)%	$216.1	$321.9	$(105.8)	(32.9)%
Operating margin percentage	11.1%	15.8%			10.5%	13.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Interest expense, net	$19.8	$16.6	$3.2	19.3%	$38.7	$32.9	$5.8	17.6%
Interest expense, net during the 2020 periods primarily reflected higher long-term debt balances associated with our public offering of $750.0 million notes completed in February 2020, and draws on our revolving credit facility in the first quarter of 2020, which were repaid in the second quarter of 2020. Refer to Note 12 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt related to the early redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs and resulted in a loss of $8.8 million. Refer to Note 12 for further discussion.
Interest Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Interest income	$(2.7)	$(1.9)	$(0.8)	42.1%	$(3.4)	$(4.5)	$1.1	(24.4)%
Interest income increased during the second quarter of 2020 primarily related to a higher cash balance. Interest income decreased during the first six months of 2020 primarily related to lower yields.
Other Non-operating Income, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Other non-operating income, net	$(0.7)	$(0.6)	$(0.1)	16.7%	$(1.2)	$(1.0)	$(0.2)	20.0%
Other non-operating income, net, in the first six months of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by the release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.
Other non-operating income, net, in the first six months of 2019 primarily reflected changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
Provision for income taxes	$21.6	$40.1	$(18.5)	(46.1)%	$36.0	$64.1	$(28.1)	(43.8)%
Effective tax rate	22.3%	20.8%			20.8%	21.8%
The effective income tax rate on continuing operations for the first six months of 2020 was 20.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.0% and a year-to-date net discrete tax benefit of $5.3 million. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits of $5.5 million.
The effective income tax rate on continuing operations for the first six months of 2019 was 21.8%.

Income from Discontinued Operations
Income from discontinued operations of $1.9 million for the first six months of 2019 relates solely to the settlement of prior income tax positions.
Segment Results of Operations
We continue to operate our facilities as essential business operations, while adhering to all health and safety measures for onsite employees. We have taken several steps to address the overall effects of COVID-19 on Carlisle and continue to assess the risks and potential impacts on our businesses. We have developed plans and implemented actions to mitigate risks and enhance the performance of our businesses in an uncertain environment dependent largely on future developments, which are highly uncertain and cannot be predicted.
Carlisle Construction Materials ("CCM")
CCM's manufacturing plants in Europe that had temporary suspensions of operations are now operating at nearly normal capacity. Demand for non-residential roofing solutions is predominantly replacement-driven, and we continue to benefit from the overall resumption of related construction work in both the U.S. and Europe. CCM's operating margins of 18.7% during the quarter are a testament to our excellent management team, suite of valued products and delivery of the premium Carlisle Experience. The actions taken at CCM prior to and during COVID-19 have solidified its place as a go-to supplier of building envelope solutions. Notably, CCM's newer metal and polyurethane platforms performed very well in the quarter. Lastly, we remain price disciplined and expect a substantial raw material benefit year-over-year in 2020.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$734.9	$915.0	$(180.1)	(19.7)%	0.1%	(19.7)%	(0.1)%
Operating income	$137.6	$182.5	$(44.9)	(24.6)%
Operating margin percentage	18.7%	19.9%
Depreciation and amortization	$25.0	$23.2
Items affecting comparability(1)	$1.3	$0.2
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $1.1 million, and exit and disposal and facility rationalization costs of $0.2 million in the second quarter of 2020 and exit and disposal and facility rationalization costs of $0.2 million in the second quarter of 2019, refer to Items Affecting Comparability.
CCM’s revenue decline in the second quarter of 2020 primarily reflected lower sales volumes across all of our product lines due to delays in customer demand and in new construction projects attributable to COVID-19.

CCM’s operating margin percentage decline in the second quarter of 2020 primarily reflected lower volumes, partially offset by raw material savings, particularly MDI, and lower travel and other administrative costs.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$1,411.3	$1,586.1	$(174.8)	(11.0)%	0.2%	(11.0)%	(0.2)%
Operating income	$245.3	$275.4	$(30.1)	(10.9)%
Operating margin percentage	17.4%	17.4%
Depreciation and amortization	$49.8	$45.8
Items affecting comparability(1)	$1.9	$1.8
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $2.2 million, acquisition related costs of $0.2 million, exit and disposal and facility rationalization costs of $0.3 million and $(0.8) million from the sale of a business during the first six months of 2020, and acquisition related costs of $1.6 million and exit and disposal and facility rationalization costs of $0.2 million in the first six months of 2019, refer to Items Affecting Comparability.
CCM’s revenue decline in the first six months of 2020 primarily reflected lower sales volumes across all of our product lines due to delays in customer demand and in new construction projects attributable to from COVID-19.
CCM’s operating margin percentage was flat in the first six months of 2020, driven by raw material savings, lower travel and administrative costs and savings from COS, offset by lower volumes.

Carlisle Interconnect Technologies ("CIT")
Operations at certain CIT manufacturing facilities in the U.S., Mexico and China that were temporarily suspended have resumed operations. CIT has responded well to the lower demand environment within global aerospace, which we anticipate will remain subdued for some time. Our accelerated restructuring plans put in place this spring remain generally on schedule, with the goals of achieving profitability levels contemplated in Vision 2025 fully intact. We do see some positive signs in the aerospace markets with passenger miles increasing and Boeing's 737 MAX moving closer to Federal Aviation Authority approval.

CIT's medical technologies platform grew 15 percent organically year-over-year during the second quarter driven by increased demand for patient monitoring equipment. Recently acquired Providien also continued to perform well. In addition, product rationalization actions taken by CIT medical in 2018 and 2019 have improved its margin profile, with continued COS efforts further enhancing profitability levels.

In April 2020, we announced plans to exit our manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to CIT's existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative costs of $1.4 million recognized through June 30, 2020.

In January 2019, we announced the relocation of our connectors manufacturing operations in El Segundo, California, and Riverside, California, to our existing lower cost facilities in North America. This project is substantially complete with cumulative costs of $20.7 million recognized through June 30, 2020. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$184.0	$245.4	$(61.4)	(25.0)%	8.6%	(33.5)%	(0.1)%
Operating (loss) income	$(1.5)	$35.9	$(37.4)	(104.2)%
Operating margin percentage	(0.8)%	14.6%
Depreciation and amortization	$19.7	$15.7
Items affecting comparability(1)	$7.4	$2.4
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $2.4 million, exit and disposal and facility rationalization costs ($5.0 million in the second quarter of 2020 and $1.8 million in the second quarter of 2019) and acquisition related costs of $0.6 million in the second quarter of 2019, refer to Items Affecting Comparability.
CIT's revenue decline in the second quarter of 2020 primarily reflected lower volumes, led by the commercial aerospace market as a result of continued delays in the 737 Max production and lower build rates on narrow and wide body aircraft by original equipment manufacturers ("OEMs") given steep declines in airline travel and customer plant shutdowns. The decline was partially offset by organic growth in the medical market and acquired product lines from Providien, that are sold into medical device end markets.

CIT’s operating margin percentage decreased in the second quarter of 2020, driven by lower volumes, higher restructuring costs and wage and raw material inflation, partially offset by savings from COS.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$408.5	$491.8	$(83.3)	(16.9)%	9.8%	(26.6)%	(0.1)%
Operating income	$14.9	$66.5	$(51.6)	(77.6)%
Operating margin percentage	3.6%	13.5%
Depreciation and amortization	$38.8	$30.2
Items affecting comparability(1)	$12.7	$7.3
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $4.3 million, exit and disposal and facility rationalization costs ($8.4 million in the first six months of 2020 and $6.5 million in the first six months of 2019) and acquisition related costs of $0.8 million in the first six months of 2019, refer to Items Affecting Comparability.
CIT's revenue decline in the first six months of 2020 primarily reflected lower volumes, led by the commercial aerospace market as a result of continued delays in the 737 Max production and lower build rates on narrow and wide body aircraft by OEMs given steep declines in airline travel and customer plant shutdowns. The decline was partially offset by organic growth in the medical market and acquired product lines from Providien, that are sold into medical device end markets.

CIT’s operating margin percentage decreased in the first six months of 2020, driven by lower volumes, wage and raw material inflation, and higher restructuring and facility rationalization costs, partially offset by savings from COS.
Carlisle Fluid Technologies ("CFT")
At CFT, each month improved throughout the quarter while we right-sized the business to fit the current demand environment. We see positive signs in CFT's end markets and are cautiously optimistic for an improved second half of 2020 due to the work and investments we have made to improve the business and early signs of stability in demand, particularly in Asia.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$46.5	$67.3	$(20.8)	(30.9)%	4.3%	(34.2)%	(1.0)%
Operating (loss) income	$(5.2)	$3.3	$(8.5)	(257.6)%
Operating margin percentage	(11.2)%	4.9%
Depreciation and amortization	$5.4	$6.0
Items affecting comparability(1)	$2.1	$1.3
(1)Items affecting comparability include exit and disposal and facility rationalization costs ($2.1 million in the second quarter of 2020 and $0.1 million in the second quarter of 2019) and acquisition related costs of $1.2 million in the second quarter of 2019, refer to Items Affecting Comparability.
CFT's revenue decrease in the second quarter of 2020 reflected volume declines due to COVID-19, particularly in the industrial and automotive end markets in all geographic regions, partially offset by contributions from acquisitions.

CFT’s operating margin percentage performance for the second quarter of 2020 declined, reflecting lower volumes, restructuring charges and wage and raw material inflation, partially offset by savings from COS.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$104.8	$130.4	$(25.6)	(19.6)%	8.1%	(26.8)%	(0.9)%
Operating (loss) income	$(2.4)	$9.7	$(12.1)	(124.7)%
Operating margin percentage	(2.3)%	7.4%
Depreciation and amortization	$11.6	$11.7
Items affecting comparability(1)	$2.4	$0.4
(1)Items affecting comparability include exit and disposal and facility rationalization costs of $2.1 million, idle capacity and labor costs, net of subsidies, of $0.1 million and acquisition related costs of $0.2 million in the second quarter of 2020. Items affecting comparability also include exit and disposal and facility rationalization costs of $2.1 million, acquisition related costs of $1.3 million and a gain on contingent consideration of $(3.0) million in the second quarter of 2019, refer to Items Affecting Comparability.
CFT's revenue decrease in the first six months of 2020 reflected volume declines due to COVID-19, particularly in the industrial and automotive end markets in all geographic regions, partially offset by contributions from acquisitions.

CFT’s operating margin percentage performance for the first six months of 2020 declined, reflecting lower volumes and wage and raw material inflation, partially offset by savings from COS.
Carlisle Brake & Friction ("CBF")
CBF's manufacturing facilities in Europe that were temporarily idled have resumed operations. CBF remains focused on commercial and operational improvements, with the goal of remaining profitable even in a market trough environment. Given the actions taken over the past several years, its strong market position and traction on new technology introductions, CBF is positioned to leverage volume improvement.
During the first quarter of 2020, we initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions and exited less profitable product lines that resulted in asset write-offs. The project is estimated to take 9 to 12 months to complete. Total associated costs are expected to approximate $5.8 million, with approximately $1.6 million of costs remaining to be incurred, primarily in the second half of 2020.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$58.8	$87.1	$(28.3)	(32.5)%	—%	(31.1)%	(1.4)%
Operating (loss) income	$(1.6)	$8.3	$(9.9)	(119.3)%
Operating margin percentage	(2.7)%	9.5%
Depreciation and amortization	$5.0	$5.5
Items affecting comparability(1)	$1.7	$0.5
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $0.3 million and include exit and disposal and facility rationalization costs ($1.4 million in the second quarter of 2020 and $0.5 million in the second quarter of 2019), refer to Items Affecting Comparability.
CBF's revenue decrease in the second quarter of 2020 reflected difficult year-over-year volume comparisons as a result of declines in demand due to plant closures from COVID-19 in the heavy equipment and transportation markets and foreign currency headwinds.

CBF's operating margin percentage decrease in the second quarter of 2020 was driven by lower volumes, wage inflation, and higher restructuring and facility rationalization costs, partially offset by savings from COS.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$129.8	$178.4	$(48.6)	(27.2)%	—%	(25.8)%	(1.4)%
Operating (loss) income	$(5.4)	$14.8	$(20.2)	(136.5)%
Operating margin percentage	(4.2)%	8.3%
Depreciation and amortization	$10.9	$10.9
Items affecting comparability(1)	$5.4	$1.8
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $1.2 million and exit and disposal and facility rationalization costs ($4.2 million in the first six months of 2020 and $1.8 million in the first six months of 2019), refer to Items Affecting Comparability.
CBF's revenue decrease in the first six months of 2020 reflected difficult year-over-year volume comparisons as a result of declines in demand due to plant closures from COVID-19 in the heavy equipment and transportation markets and foreign currency headwinds.
CBF's operating margin percentage decrease in the first six months of 2020 was driven by lower volumes, wage inflation, and higher restructuring and facility rationalization costs, partially offset by savings from COS.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2020	December 31, 2019
Europe	$176.6	$62.2
North America (excluding U.S.)	32.9	43.4
China	31.1	17.9
Asia Pacific (excluding China)	35.2	69.1
International cash and cash equivalents	275.8	192.6
U.S. cash and cash equivalents	461.9	158.6
Total cash and cash equivalents	$737.7	$351.2
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2019, was primarily related to proceeds from our bond offering of $750.0 million notes due in March 2030, partially offset by the early redemption of our $250.0 million notes due in December 2020. Additionally, during the first six months of 2020, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
Cash held in China is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash outside of China.

Despite the continued uncertainty in global markets resulting from COVID-19, we believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on non-operating purchases including capital expenditures for worldwide manufacturing, dividends, common stock repurchases, acquisitions and strategic investments.
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
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$226.3	$197.1
Net cash used in investing activities	(50.0)	(311.9)
Net cash provided by (used in) financing activities	214.7	(267.2)
Effect of foreign currency exchange rate changes on cash	(4.5)	0.4
Change in cash and cash equivalents	$386.5	$(381.6)
Operating Activities
We generated operating cash flows of $226.3 million for the first six months of 2020 (including working capital uses of $69.0 million), compared with $197.1 million for the first six months of 2019 (including working capital uses of $153.8 million). Higher operating cash flows in the first six months of 2020 primarily reflect declines in net working capital as a result of decline in sales volumes as well as lower raw material costs at CCM.
Investing Activities
Cash used in investing activities of $50.0 million for the first six months of 2020 primarily reflected capital expenditures of $48.5 million. Cash used in investing activities of $311.9 million for the first six months of 2019 primarily reflected the acquisitions of Petersen, net of cash acquired, for $202.0 million and MicroConnex, net of cash acquired, for $46.0 million, and capital expenditures of $41.0 million.
Financing Activities
Cash provided by financing activities of $214.7 million in the first six months of 2020 primarily reflected net proceeds from our bond offering, partially offset by the early redemption of our senior notes due December 15, 2020, and financing costs associated with our bond offering. Additionally, we used cash of $191.8 million for share repurchases and $56.0 million for dividend payments, reflecting the increased dividend of $1.00 per share. Cash used in financing activities of $267.2 million during the first six months of 2019 primarily reflected $232.1 million of share repurchases and $46.2 million of dividend payments.
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
During the six months ended June 30, 2020, borrowings under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%, and repayments totaled $500.0 million. As of June 30, 2020, there were no borrowings under the Facility and $1.0 billion of availability. During the year ended and as of December 31, 2019 there were no borrowings under the Facility.
Debt Covenants
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2020 and December 31, 2019.

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
In the second quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced operating results. We considered these circumstances and the potential long-term impact on cash flows associated with our reporting units and determined that an indicator of possible impairment existed within our CFT and CBF reporting units. Accordingly, we tested our goodwill for impairment as of June 30, 2020. Those reporting units were tested for impairment using the quantitative approach described above, resulting in a fair value for the CFT reporting unit that exceeded the carrying amount by approximately 10 percent, and a fair value for the CBF reporting unit that substantially exceeded the carrying amount. The carrying amount of goodwill for the CFT and CBF reporting units was $186.2 million and $96.4 million, respectively.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, the weighted average cost of capital ("WACC") and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CFT and CBF do not materialize, if the WACC increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.

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
In the second quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced revenues. We considered these circumstances and the potential long-term impact on revenues associated with its indefinite-lived trade names and determined that an indicator of possible impairment existed. Accordingly, we performed a quantitative impairment analysis to determine the fair values of our CFT and CBF indefinite-lived trade names using the method described above.
Based on the output of the analysis, we determined that the fair value of one CFT trade name with a carrying value of $39.0 million exceeded the carrying amount by less than 10 percent. The remaining CFT and CBF indefinite-lived trade names substantially exceeded their carrying amounts. Accordingly, no impairment charges were required as of June 30, 2020. The carrying amount of indefinite-lived trade names for CFT and CBF were $129.1 million and $42.0 million, respectively.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated revenues and the weighted average cost of capital. If our adjusted expectations of the revenues, both in size and timing, of CFT and CBF trade names do not materialize or if the WACC increases (based on increases in interest rates, market rates of return or market volatility), we may be required to record trade name impairment charges, which may be material.
Refer to Note 11 for more information regarding intangible assets.
Items Affecting Comparability
Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as asset impairments, exit and disposal and facility rationalization charges, costs of and related to acquisitions, litigation settlement costs, gains and losses from and costs related to divestitures, idle capacity and labor costs, net of subsidies, losses on debt extinguishment and discrete tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period. The components of items affecting comparability follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$8.3	$6.3	$0.11	$1.5	$1.2	$0.02
Other facility rationalization costs	0.4	0.3	0.01	0.9	0.7	0.01
Acquisition related costs:
Inventory step-up amortization	—	—	—	0.7	0.5	0.01
Other acquisition costs	4.9	3.7	0.07	1.4	1.1	0.02
Idle capacity and labor costs, net of subsidies	3.8	2.8	0.05	—	—	—
Gain and costs from step acquisition	—	—	—	—	(0.3)	—
Indemnification losses	—	2.0	0.04	—	—	—
Discrete tax items(1)	—	(1.4)	(0.03)	—	(5.1)	(0.09)
Total items affecting comparability	$17.4	$13.7	$0.25	$4.5	$(1.9)	$(0.03)
(1)In order to provide better information to the user, items affecting comparability include all discrete tax items in this period and all comparative periods.

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$13.1	$9.9		$0.18	$8.3	$6.3	$0.11
Other facility rationalization costs	1.9	1.4		0.03	2.3	1.8	0.03
Acquisition related costs:
Inventory step-up amortization	0.2	0.2		—	1.2	0.9	0.01
Other acquisition costs	5.4	4.1		0.07	2.9	2.2	0.04
Idle capacity and labor costs, net of subsidies	7.8	5.8		0.10	—	—	—
Gain from contingent consideration	—	—		—	(3.0)	(3.0)	(0.05)
Gain from step acquisition, net	—	—		—	—	(0.3)	—
Gains from divestitures	(0.8)	(0.6)		(0.01)	—	—	—
Loss on debt extinguishment	—	6.6		0.12	—	—	—
Indemnification losses	—	3.1		0.06	—	—	—
Discrete tax items(1)	—	(5.4)	(2)	(0.10)	—	(5.0)	(0.09)
Total items affecting comparability	$27.6	$25.1		$0.45	$11.7	$2.9	$0.05
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
Outlook
Revenues
In light of current economic uncertainty caused by COVID-19, full-year 2020 revenue guidance has been withdrawn until a clearer picture emerges for our businesses.
Cash Flows
Despite the continued uncertainty in global markets resulting from COVID-19, we believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on non-operating purchases including capital expenditures for worldwide manufacturing, dividends, common stock repurchases, acquisitions and strategic investments.
Capital expenditures in 2020 are expected to be between $100 million and $110 million, which primarily includes continued investments in CCM facilities. Planned capital expenditures for 2020 include business sustaining projects, cost reduction efforts and new product expansion. In response to declining demand attributable to COVID-19, we may make selected adjustments to our expected capital expenditures in line with our capital deployment strategy.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2020. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first six months of 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
We have experienced, and expect to continue to experience, diminished demand for our products as a result of COVID-19. The decline in domestic and international passenger airline travel caused by COVID-19 is negatively impacting demand for our products sold to customers operating in the commercial aerospace industry. COVID-19 related delays in nonresidential replacement starts in certain regions are negatively impacting demand for our products sold to customers operating in the nonresidential construction materials industry. While these COVID-19 related impacts have not to date, in the aggregate, had a material adverse impact on the Company, we are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus outbreak, the timing and extent of increased passenger airline travel and nonresidential construction and construction repair and replacement activity, and the continued ability of our businesses to continue to operate within all applicable COVID-19 related government rules and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2020:

(in millions except per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April	0.2	$121.38	0.2	3.8
May	0.2	114.93	0.2	3.6
June	0.1	128.27	0.1	3.5
Total	0.5		0.5
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. There were a negligible number of shares reacquired in transactions outside of the share repurchase program during the three months ended June 30, 2020.
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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
4.8	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.9	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
10.1	Amended and Restated Director Deferred Compensation Plan.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	July 23, 2020	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer