Form 10-Q
period 2020-09-30
CARLISLE COMPANIES INC
filed 2020-10-22
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

Commission file number 1-9278
www.carlisle.com
CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
(480) 781-5000
(Registrant's telephone number, including area code)
16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254
(Address of principal executive offices, including zip code)
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

On October 15, 2020, there were 53,378,915 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,126.7	$1,280.6	$3,181.1	$3,667.3

Cost of goods sold	796.4	900.4	2,291.2	2,604.3
Selling and administrative expenses	162.3	175.0	477.3	511.5
Research and development expenses	13.7	15.2	42.2	45.0
Other operating income, net	(1.4)	(1.0)	(1.4)	(6.4)
Operating income	155.7	191.0	371.8	512.9
Interest expense, net	19.0	16.7	57.7	49.6
Loss on extinguishment of debt	—	—	8.8	—
Interest income	(0.6)	(1.7)	(4.0)	(6.2)
Other non-operating expense (income), net	0.9	(1.2)	(0.3)	(2.2)
Income from continuing operations before income taxes	136.4	177.2	309.6	471.7
Provision for income taxes	34.1	37.9	70.1	102.0
Income from continuing operations	102.3	139.3	239.5	369.7

Discontinued operations:
Loss before income taxes	—	(1.8)	—	(1.8)
Benefit from income taxes	—	(0.4)	—	(2.3)
(Loss) income from discontinued operations	—	(1.4)	—	0.5
Net income	$102.3	$137.9	$239.5	$370.2

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.88	$2.45	$4.35	$6.46
(Loss) income from discontinued operations	—	(0.02)	—	0.01
Basic earnings per share	$1.88	$2.43	$4.35	$6.47

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.87	$2.42	$4.31	$6.40
(Loss) income from discontinued operations	—	(0.02)	—	0.01
Diluted earnings per share	$1.87	$2.40	$4.31	$6.41

Average shares outstanding:
Basic	54.1	56.7	54.9	57.1
Diluted	54.5	57.3	55.4	57.6

Comprehensive income:
Net income	$102.3	$137.9	$239.5	$370.2
Other comprehensive income (loss):
Foreign currency gains (losses)	24.9	(23.6)	4.4	(23.3)
Amortization of unrecognized net periodic benefit costs, net of tax	1.1	0.7	3.1	2.0
Other, net of tax	2.2	(1.2)	(15.3)	(1.2)
Other comprehensive income (loss)	28.2	(24.1)	(7.8)	(22.5)
Comprehensive income	$130.5	$113.8	$231.7	$347.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$719.0	$351.2
Receivables, net of allowance for credit losses of $7.5 million and $6.6 million, respectively	721.0	682.5
Inventories, net	514.5	510.6
Contract assets	97.4	100.5
Prepaid expenses	30.7	30.5
Other current assets	57.6	76.7
Total current assets	2,140.2	1,752.0

Property, plant, and equipment, net	765.9	783.5
Goodwill, net	1,727.3	1,716.3
Other intangible assets, net	1,063.8	1,140.6
Other long-term assets	102.8	103.6
Total assets	$5,800.0	$5,496.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$325.0	$327.3
Accrued and other current liabilities	287.9	294.5
Contract liabilities	31.9	27.0
Current portion of debt	0.9	250.2
Total current liabilities	645.7	899.0

Long-term liabilities:
Long-term debt, less current portion	2,079.4	1,341.4
Contract liabilities	231.6	220.4
Other long-term liabilities	368.0	392.4
Total long-term liabilities	2,679.0	1,954.2

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 53.2 and 55.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	433.6	416.6
Treasury shares, at cost (25.2 and 22.7 shares, respectively)	(1,781.2)	(1,449.7)
Accumulated other comprehensive loss	(131.9)	(124.1)
Retained earnings	3,876.1	3,721.3
Total shareholders' equity	2,475.3	2,642.8
Total liabilities and equity	$5,800.0	$5,496.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating activities:
Net income	$239.5	$370.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation	73.3	65.6
Amortization	95.7	85.9
Lease expense	20.9	20.3
Stock-based compensation	21.0	19.2
Loss on extinguishment of debt	8.8	—
Deferred taxes	(2.4)	(3.3)
Other operating activities, net	17.9	5.6
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(34.0)	(127.0)
Inventories	(5.7)	(9.1)
Contract assets	4.7	(18.6)
Prepaid expenses and other assets	15.8	8.2
Accounts payable	(1.9)	71.0
Accrued and other current liabilities	(5.4)	12.6
Contract liabilities	15.9	13.1
Other long-term liabilities	(23.9)	(24.2)
Net cash provided by operating activities	440.2	489.5

Investing activities:
Capital expenditures	(72.7)	(56.6)
Acquisitions, net of cash acquired	(35.4)	(287.7)
Other investing activities, net	1.4	2.2
Net cash used in investing activities	(106.7)	(342.1)

Financing activities:
Proceeds from notes	740.7	—
Repayment of notes	(258.5)	—
Borrowings from revolving credit facility	500.0	—
Repayments of revolving credit facility	(500.0)	—
Financing costs	(24.2)	—
Repurchases of common stock	(341.7)	(232.1)
Dividends paid	(84.5)	(74.5)
Proceeds from exercise of stock options	12.9	27.3
Withholding tax paid related to stock-based compensation	(7.4)	(9.7)
Other financing activities, net	(0.6)	(2.7)
Net cash provided by (used in) financing activities	36.7	(291.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.4)	(1.2)
Change in cash and cash equivalents	367.8	(145.5)
Cash and cash equivalents at beginning of period	351.2	803.6
Cash and cash equivalents at end of period	$719.0	$658.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of June 30, 2019	56.4	$78.7	$400.3	$(120.5)	$3,537.5	22.0	$(1,312.8)	$2,583.2
Net income	—	—	—	—	137.9	—	—	137.9
Other comprehensive loss, net of tax	—	—	—	(24.1)	—	—	—	(24.1)
Dividends - $0.50 per share	—	—	—	—	(28.3)	—	—	(28.3)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	7.6	—	—	(0.1)	4.7	12.3
Balance as of September 30, 2019	56.5	$78.7	$407.9	$(144.6)	$3,647.1	21.9	$(1,308.1)	$2,681.0

Balance as of June 30, 2020	54.4	$78.7	$427.8	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2
Net income	—	—	—	—	102.3	—	—	102.3
Other comprehensive income, net of tax	—	—	—	28.2	—	—	—	28.2
Dividends - $0.525 per share	—	—	—	—	(28.7)	—	—	(28.7)
Repurchases of common stock	(1.2)	—	—	—	—	1.2	(149.9)	(149.9)
Issuances and deferrals, net for stock based compensation(1)	—	—	5.8	—	—	—	1.4	7.2
Balance as of September 30, 2020	53.2	$78.7	$433.6	$(131.9)	$3,876.1	25.2	$(1,781.2)	$2,475.3
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2018	57.9	$78.7	$391.8	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	370.2	—	—	370.2
Other comprehensive loss, net of tax	—	—	—	(22.5)	—	—	—	(22.5)
Dividends - $1.30 per share	—	—	—	—	(74.5)	—	—	(74.5)
Repurchases of common stock	(1.9)	—	—	—	—	1.9	(224.9)	(224.9)
Issuances and deferrals, net for stock based compensation(1)	0.5	—	16.1	—	—	(0.5)	19.2	35.3
Balance as of September 30, 2019	56.5	$78.7	$407.9	$(144.6)	$3,647.1	21.9	$(1,308.1)	$2,681.0

Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	239.5	—	—	239.5
Other comprehensive loss, net of tax	—	—	—	(7.8)	—	—	—	(7.8)
Dividends - $1.525 per share	—	—	—	—	(84.7)	—	—	(84.7)
Repurchases of common stock	(2.7)	—	—	—	—	2.7	(341.7)	(341.7)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	17.0	—	—	(0.2)	10.2	27.2
Balance as of September 30, 2020	53.2	$78.7	$433.6	$(131.9)	$3,876.1	25.2	$(1,781.2)	$2,475.3
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
In the Company's opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the first quarter of 2020, the Company revised the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows to reclassify contract assets from receivables, net to a separately disclosed line item. During the third quarter of 2020, the Company revised the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Shareholders’ Equity to combine the presentation of deferred compensation equity and additional paid-in capital into a single line item. During the third quarter of 2019, the Company revised the Condensed Consolidated Statements of Income to reclassify interest income from interest expense, net to a separately disclosed line item. The Company has reclassified certain prior period amounts to conform to the current period presentation.
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
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CIT	CFT	CBF	Corporate	Total
Balance as of January 1, 2020	$2.2	$1.6	$1.1	$1.2	$0.5	$6.6
Current period provision	0.9	0.1	0.1	0.5	—	1.6
Amounts written off	(0.4)	(0.3)	—	—	—	(0.7)
Balance as of September 30, 2020	$2.7	$1.4	$1.2	$1.7	$0.5	$7.5
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

Note 3—Segment Information
The Company has organized its operations into four segments, based on the products it sells, as follows:

Carlisle Construction Materials ("CCM")—this segment produces premium building products and related technologies for the commercial and residential construction markets. CCM produces high-performance single-ply roofing solutions that include ethylene propylene diene monomer (“EPDM”), thermoplastic polyolefin (“TPO”), polyvinyl chloride (“PVC”), metal roofing and roof garden systems. CCM also manufactures and distributes a full line of energy-efficient rigid foam polyisocyanurate (“polyiso”) insulation and expanded polystyrene insulation and spray foam polyurethane ("PU") insulation, as well as a host of steep-slope underlayments, duct sealants, adhesives and hardware. In addition to roofing and insulation products, CCM offers a broad range of specialty polyurethane products that service the waterproofing, framing and general construction industries. CCM offers sustainable, eco-friendly products that help reduce a building’s carbon footprint, and often minimize its energy consumption and costs.
Carlisle Interconnect Technologies ("CIT")—this segment produces high-performance wire, cable, connectors, contacts, cable assemblies and satellite communication equipment for the transfer of power and data. CIT is also a leader in providing highly engineered products and certification services primarily for the aerospace, medical, defense electronics, test and measurement equipment and select industrial markets.
Carlisle Fluid Technologies ("CFT")—this segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.
Carlisle Brake & Friction ("CBF")—this segment produces high-performance brakes and friction products and clutch and transmission friction products for the construction, agriculture, mining, on-highway, aerospace and motor sports markets.
A summary of segment information follows:

	Three Months Ended September 30,
	2020		2019
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$823.5	$181.3	$893.5	$173.0
Carlisle Interconnect Technologies	168.5	(3.7)	241.9	36.0
Carlisle Fluid Technologies	65.0	4.4	68.5	4.2
Carlisle Brake & Friction	69.7	0.9	76.7	5.7
Segment total	1,126.7	182.9	1,280.6	218.9
Corporate and unallocated(1)	—	(27.2)	—	(27.9)
Total	$1,126.7	$155.7	$1,280.6	$191.0

	Nine Months Ended September 30,
	2020		2019
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,234.8	$426.6	$2,479.6	$448.4
Carlisle Interconnect Technologies	577.0	11.2	733.7	102.5
Carlisle Fluid Technologies	169.8	2.0	198.9	13.9
Carlisle Brake & Friction	199.5	(4.5)	255.1	20.5
Segment total	3,181.1	435.3	3,667.3	585.3
Corporate and unallocated(1)	—	(63.5)	—	(72.4)
Total	$3,181.1	$371.8	$3,667.3	$512.9
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.

Note 4—Acquisitions
Motion Tech Automation, LLC
On July 22, 2020, the Company acquired 100% of the equity of Motion Tech Automation, LLC ("MTA") for consideration of approximately $33.3 million, including $0.3 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2020. The acquired products and services include sensors, manufacturing services, distribution services and engineering services to packaging and label, life sciences, semiconductor, fluid handling and test and measurement customers.

The products and services contributed revenues of $4.1 million and an operating loss of less than $0.1 million to the Company's consolidated results for the period from July 22, 2020 to September 30, 2020. The results of operations of the acquired business are reported within the CIT and CFT segments.
Consideration of $16.6 million has been preliminarily allocated to goodwill, $4.3 million to definite-lived intangible assets, $4.3 million to inventory, $2.8 million to accounts receivable and $1.3 million to accounts payable. In accordance with the purchase agreement, Carlisle is indemnified for up to $1.6 million, and recorded an indemnification asset of $1.5 million in other long-term assets relating to the indemnification for pre-acquisition debt and tax withholdings liabilities. The preliminary fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Technologies	$2.3	9
Customer relationships	1.0	9
Trade names	1.0	5
Total	$4.3
All of the $16.6 million preliminary value allocated to goodwill is deductible for tax purposes. Goodwill of $11.0 million, $2.8 million and $2.8 million has been preliminarily assigned to the CCM, CFT and CIT reporting units, respectively, which aligns with the reportable segments.
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
The following table summarizes the consideration transferred to acquire the Providien product lines and related operating and non-operating assets and liabilities and the preliminary allocation of the purchase price among them. The acquisition has been accounted for using the acquisition method of accounting, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation studies.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 11/20/2019		As of 9/30/2020
Total cash consideration transferred	$332.1	$(0.8)	$331.3
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3.4	—	3.4
Receivables, net	9.8	—	9.8
Inventories, net	2.7	(0.3)	2.4
Contract assets	29.1	—	29.1
Prepaid expenses and other current assets	2.3	(0.9)	1.4
Property, plant and equipment	12.9	—	12.9
Definite-lived intangible assets	135.4	(2.7)	132.7
Other long-term assets	7.1	(0.3)	6.8
Accounts payable	(6.0)	0.2	(5.8)
Income tax payable	(0.7)	0.8	0.1
Accrued and other current liabilities	(7.0)	—	(7.0)
Other long-term liabilities	(8.1)	1.1	(7.0)
Deferred income taxes	(27.1)	8.1	(19.0)
Total identifiable net assets	153.8	6.0	159.8
Goodwill	$178.3	$(6.8)	$171.5
The preliminary goodwill recognized in the acquisition of Providien reflects market participant synergies attributable to significant raw material purchase synergies with CIT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $9.8 million of gross contractual accounts receivable, of which less than $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the CIT reporting unit, which aligns with the CIT reportable segment. Goodwill totaled $171.5 million, of which $66.5 million is preliminarily deductible for tax purposes. The preliminary fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$108.7	14
Technologies	19.5	7
Trade names	4.4	2
Total	$132.6
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $19.0 million.
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
In the three months ended September 30, 2019, and the period from January 11, 2019 to September 30, 2019, the related product lines contributed revenues of $49.6 million and $133.4 million, respectively, and operating income of $4.4 million and $8.0 million, respectively, to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
The following table summarizes the consideration transferred to acquire Petersen and the allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

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
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. During the first nine months of 2020 the Company released $3.0 million of the indemnification asset acquisition related to escrow expirations. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Income from continuing operations	$102.3	$139.3	$239.5	$369.7
Less: dividends declared	(28.7)	(28.3)	(84.7)	(74.5)
Undistributed earnings	73.6	111.0	154.8	295.2
Percent allocated to common shareholders(1)	99.7%	99.7%	99.7%	99.7%
	73.4	110.7	154.3	294.3
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	28.4	28.2	84.3	74.3
Income from continuing operations attributable to common shares	$101.8	$138.9	$238.6	$368.6

Shares:
Basic weighted-average shares outstanding	54.1	56.7	54.9	57.1
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.2
Stock options	0.2	0.4	0.3	0.3
Diluted weighted-average shares outstanding	54.5	57.3	55.4	57.6

Per share income from continuing operations attributable to common shares:
Basic	$1.88	$2.45	$4.35	$6.46
Diluted	$1.87	$2.42	$4.31	$6.40

(1) Basic weighted-average common shares outstanding	54.1	56.7	54.9	57.1
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	54.3	56.8	55.1	57.3
Percent allocated to common shareholders	99.7%	99.7%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$—	$(1.4)	$—	$0.5
Net income attributable to common shareholders for basic and diluted earnings per share	101.8	137.5	238.6	369.1
Anti-dilutive stock options excluded from EPS calculation(1)	0.4	—	0.3	—
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2020, follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter
Extended service warranties	$5.8	$22.3	$21.2	$20.0	$18.9	$18.0	$147.6
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

(in millions)	2020	2019
Balance as of January 1	$247.4	$227.4
Revenue recognized	(47.4)	(48.6)
Revenue deferred	63.5	61.5
Acquired liabilities	—	1.1
Balance as of September 30	$263.5	$241.4
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

(in millions)	2020	2019
Balance as of January 1	$100.5	$44.7
Balance as of September 30	97.4	63.3
Change in contract assets	$(3.1)	$18.6

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$784.8	$—	$—	$—	$784.8
Aerospace	—	65.3	—	3.6	68.9
Heavy equipment	16.4	—	—	55.5	71.9
Transportation	—	—	33.3	8.5	41.8
Medical	—	59.2	—	—	59.2
General industrial and other	22.3	44.0	31.7	2.1	100.1
Total revenues	$823.5	$168.5	$65.0	$69.7	$1,126.7

	Three Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$840.5	$—	$—	$—	$840.5
Aerospace	—	157.8	—	5.8	163.6
Heavy equipment	25.6	—	—	59.3	84.9
Transportation	—	—	39.6	8.4	48.0
Medical	—	41.6	—	—	41.6
General industrial and other	27.4	42.5	28.9	3.2	102.0
Total revenues	$893.5	$241.9	$68.5	$76.7	$1,280.6

	Nine Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,119.8	$—	$—	$—	$2,119.8
Aerospace	—	282.8	—	12.4	295.2
Heavy equipment	51.9	—	—	158.1	210.0
Transportation	—	—	91.8	21.9	113.7
Medical	—	170.2	—	—	170.2
General industrial and other	63.1	124.0	78.0	7.1	272.2
Total revenues	$2,234.8	$577.0	$169.8	$199.5	$3,181.1

	Nine Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,322.6	$—	$—	$—	$2,322.6
Aerospace	—	496.2	—	16.1	512.3
Heavy equipment	81.0	—	—	204.0	285.0
Transportation	—	—	108.3	26.0	134.3
Medical	—	110.2	—	—	110.2
General industrial and other	76.0	127.3	90.6	9.0	302.9
Total revenues	$2,479.6	$733.7	$198.9	$255.1	$3,667.3

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$734.5	$118.2	$27.3	$25.7	$905.7
International:
Europe	56.2	15.0	15.8	20.8	107.8
Asia	4.1	18.2	18.2	16.8	57.3
Canada	23.5	0.8	1.5	1.0	26.8
Mexico and Latin America	1.0	7.2	1.5	2.2	11.9
Middle East and Africa	3.0	3.0	0.6	0.2	6.8
Other	1.2	6.1	0.1	3.0	10.4
Total international	89.0	50.3	37.7	44.0	221.0
Total revenues	$823.5	$168.5	$65.0	$69.7	$1,126.7

	Three Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$798.4	$172.7	$31.2	$30.9	$1,033.2
International:
Europe	53.3	17.1	11.9	21.2	103.5
Asia	5.8	25.6	22.1	17.3	70.8
Canada	28.1	1.7	2.2	1.0	33.0
Mexico and Latin America	0.5	13.1	0.5	2.6	16.7
Middle East and Africa	5.0	4.5	0.5	0.5	10.5
Other	2.4	7.2	0.1	3.2	12.9
Total international	95.1	69.2	37.3	45.8	247.4
Total revenues	$893.5	$241.9	$68.5	$76.7	$1,280.6

	Nine Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$1,988.6	$408.9	$76.3	$78.6	$2,552.4
International:
Europe	158.6	55.0	32.6	57.1	303.3
Asia	12.2	55.2	52.5	46.5	166.4
Canada	59.3	2.7	3.7	2.7	68.4
Mexico	3.0	23.8	2.9	6.0	35.7
Middle East and Africa	9.3	10.3	1.3	0.6	21.5
Other	3.8	21.1	0.5	8.0	33.4
Total international	246.2	168.1	93.5	120.9	628.7
Total revenues	$2,234.8	$577.0	$169.8	$199.5	$3,181.1

	Nine Months Ended September 30, 2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,214.2	$526.2	$90.9	$97.5	$2,928.8
International:
Europe	160.6	53.4	37.4	78.7	330.1
Asia	15.5	83.2	62.4	56.0	217.1
Canada	70.6	4.1	4.8	2.8	82.3
Mexico	1.7	38.8	1.2	8.6	50.3
Middle East and Africa	10.4	18.0	1.5	1.1	31.0
Other	6.6	10.0	0.7	10.4	27.7
Total international	265.4	207.5	108.0	157.6	738.5
Total revenues	$2,479.6	$733.7	$198.9	$255.1	$3,667.3

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock option awards	$2.6	$2.6	$8.4	$8.2
Restricted stock awards	2.1	1.7	6.1	5.8
Performance share awards	1.9	1.4	5.7	4.5
Restricted stock units	—	—	1.4	1.3
Stock appreciation rights	1.1	2.1	(2.8)	5.0
Total stock-based compensation cost incurred	7.7	7.8	18.8	24.8
Capitalized (cost) credit during the period	(1.4)	(2.8)	2.0	(6.6)
Amortization of capitalized (credit) cost during the period	(0.2)	2.9	0.2	5.2
Total stock-based compensation expense	$6.1	$7.9	$21.0	$23.4
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

CIT
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19"). Select operations will be relocated to existing facilities primarily in North America. The project is estimated to take 12 to 18 months to complete. During the three and nine months ended September 30, 2020, exit and disposal costs totaled $3.3 million, primarily for facility cleanup and employee termination benefit costs. Total exit and disposal costs are expected to approximate $13.8 million, with approximately $10.5 million costs remaining to be incurred, primarily in 2021.
During the second quarter of 2020, the Company initiated plans to exit its manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to its existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative exit and disposal costs of $1.6 million, primarily for employee termination benefit costs and the impairment of certain assets, recognized through September 30, 2020.
The Company has completed its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the nine months ended September 30, 2020, exit and disposal costs totaled $2.3 million, primarily for facility clean up, travel and employee termination benefit costs. Cumulative exit and disposal costs of $10.9 million were recognized through September 30, 2020.
CBF
During the first quarter of 2020, the Company initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions, and exited less profitable product lines that resulted in asset write-offs. During the three and nine months ended September 30, 2020, exit and disposal costs totaled $0.4 million and $4.6 million, respectively. Total associated exit and disposal costs are expected to approximate $6.2 million, with approximately $1.6 million of costs remaining to be incurred, primarily in 2020.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines from COVID-19. These actions resulted in severance expense of $1.0 million and $0.6 million at CIT and CCM, respectively, during the three months ended September 30, 2020. CIT, CFT and CCM incurred $3.8 million, $2.1 million and $0.9 million in severance expense during the nine months ended September 30, 2020, respectively.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee severance and benefit arrangements	$3.8	$0.5	$12.2	$6.6
Facility cleanup costs	1.6	—	2.4	—
Accelerated depreciation and impairments	—	0.1	2.2	0.1
Relocation costs	—	0.1	0.3	0.2
Lease termination costs	—	0.5	—	1.4
Other restructuring costs	0.1	0.6	1.5	1.8
Total exit and disposal costs	$5.5	$1.8	$18.6	$10.1

The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Carlisle Interconnect Technologies	$4.5	$1.3	$11.0	$6.1
Carlisle Brake & Friction	0.4	0.5	4.6	1.7
Carlisle Fluid Technologies	—	—	2.1	2.1
Carlisle Construction Materials	0.6	—	0.9	0.2
Total exit and disposal costs	$5.5	$1.8	$18.6	$10.1
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$3.7	$1.2	$9.8	$5.7
Selling and administrative expenses	1.6	0.6	6.8	4.1
Research and development expenses	0.2	—	0.2	0.1
Other operating expense, net	—	—	1.8	0.2
Total exit and disposal costs	$5.5	$1.8	$18.6	$10.1
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2019	$5.2
Charges	18.6
Cash payments	(20.2)
Balance as of September 30, 2020	$3.6
The liability of $3.6 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2020, was 22.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.6% and a tax impact of $6.1 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits.
The effective income tax rate on continuing operations for the nine months ended September 30, 2019, was 21.6%.
Note 10—Inventories, net

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$194.7	$207.5	(1)
Work-in-process	91.5	85.3	(1)
Finished goods	269.7	254.3	(1)
Reserves	(41.4)	(36.5)
Inventories, net	$514.5	$510.6
(1)As corrected from $241.0 million for raw materials, $45.2 million for work-in-process and $260.9 million for finished goods, as previously reported.

Note 11—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF(1)	Total
Balance as of December 31, 2019	$597.1	$835.2	$187.5	$96.5	$1,716.3
Goodwill acquired during year(2)	12.5	2.8	2.8	—	18.1
Measurement period adjustments(3)	—	(6.8)	—	—	(6.8)
Currency translation and other	1.3	(1.9)	0.3	—	(0.3)
Balance as of September 30, 2020	$610.9	$829.3	$190.6	$96.5	$1,727.3
(1)CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
(2)The Company acquired two businesses for an aggregate purchase price of $36.5 million during the first nine months of 2020.
(3)Refer to Note 4 for further information on goodwill resulting from recent acquisitions.
Other Intangible Assets, net
A summary of the Company's other intangible assets, net follows:

	September 30, 2020			December 31, 2019
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,054.5	$(414.2)	$640.3	$1,054.4	$(354.9)	$699.5
Technology and intellectual property	309.3	(197.6)	111.7	304.1	(167.0)	137.1
Trade names and other	115.0	(46.8)	68.2	100.0	(38.7)	61.3
Assets not subject to amortization:
Trade names	243.6	—	243.6	242.7	—	242.7
Other intangible assets, net	$1,722.4	$(658.6)	$1,063.8	$1,701.2	$(560.6)	$1,140.6
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	September 30, 2020	December 31, 2019
Carlisle Construction Materials	$310.8	$345.3
Carlisle Interconnect Technologies	402.9	441.0
Carlisle Fluid Technologies	262.4	272.8
Carlisle Brake & Friction	75.5	80.2
Corporate	12.2	1.3
Total	$1,063.8	$1,140.6

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
2.75% Notes due 2030	$750.0	$—	$794.4	$—
3.75% Notes due 2027	600.0	600.0	672.4	623.4
3.5% Notes due 2024	400.0	400.0	430.7	414.2
3.75% Notes due 2022	350.0	350.0	367.8	361.4
5.125% Notes due 2020	—	250.0	—	255.0
Unamortized discount, debt issuance costs and other	(19.7)	(8.4)
Total long term-debt	2,080.3	1,591.6
Less: current portion of long-term debt	0.9	250.2
Total long term-debt, net of current portion	$2,079.4	$1,341.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected net within long-term debt on the Condensed Consolidated Balance Sheets and the loss on treasury locks of $16.4 million is reflected in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1, commencing on September 1, 2020.
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
During the nine months ended September 30, 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. As of September 30, 2020 and December 31, 2019, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage, and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2020 and December 31, 2019.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2020 and December 31, 2019, the Company had $24.8 million and $25.5 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $55.4 million was available for use as of September 30, 2020.

Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$0.7	$0.7	$2.2	$2.1
Interest cost	1.1	1.6	3.4	4.6
Expected return on plan assets	(2.4)	(2.4)	(7.3)	(7.2)
Amortization of unrecognized loss(1)	1.3	0.8	4.0	2.5
Net periodic benefit cost	$0.7	$0.7	$2.3	$2.0
(1)Includes amortization of unrecognized actuarial loss and prior service credits and excludes provision for income tax of $(0.4) million and $(1.0) million for the three and nine months ended September 30, 2020, respectively, and $(0.2) million and $(0.6) million for the three and nine months ended September 30, 2019, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating income, net.
Defined Contribution Plans
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had $6.6 million and $6.1 million of cash, respectively, and $6.3 million and $5.5 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	2020	2019
Balance as of January 1	$29.2	$31.9
Provision	11.6	12.9
Claims	(10.5)	(14.7)
Foreign exchange	0.3	(0.4)
Balance as of September 30	$30.6	$29.7

Note 15—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

A summary of the Company's designated and non-designated cash flow hedges follows:

	September 30, 2020		December 31, 2019
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$2.1	$60.6	$2.0	$108.1
Non-designated hedges	0.1	66.4	0.6	124.4
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive income (loss) related to foreign currency cash flow hedges was immaterial for the three and nine months ended September 30, 2020 and 2019. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating expense (income), net and partially offset corresponding foreign exchange gains and losses on these balances.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated ("Carlisle", the "Company", "we", "us" or "our") is a diversified, global portfolio of niche businesses that manufactures highly engineered products and solutions for its customers. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior shareholder returns by combining an entrepreneurial management style under a center-led approach, and balanced capital deployment, all with a culture of responsible stewardship and continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this quarterly report on Form 10-Q.
Executive Overview
While the coronavirus pandemic ("COVID-19") has affected our near-term results, we believe our proactive approach will allow us to accelerate through the recovery by: further improving the efficiency of our businesses through COS, continuing to make the investments necessary to deliver a world-class Carlisle Experience, and ensuring we maintain discipline and rigor in our capital allocation process. Taken together, we believe these actions will drive us to achieve our goals outlined in Vision 2025.

Third quarter results were led again by Carlisle Construction Materials ("CCM"), which delivered a 5% year-over-year improvement in operating income despite an 8% decline in revenue. Notably, there was sequential improvement through the third quarter with September sales ending slightly positive year-over-year for the first time since the pandemic began. At Carlisle Interconnect Technologies ("CIT"), we continue to experience the effects of a record global decline in commercial aerospace production and the accompanying ripple effects through the supply chain. That said, we do see signs of an improving outlook and believe we are nearing the low point in our aerospace business and approaching a slow but meaningful recovery. CIT's medical technologies platform continued to have a positive impact in the third quarter driven by robust demand for COVID-19 related patient monitoring equipment, which was partially offset by the reduction in elective surgeries and hospital capital spending. Carlisle Fluid Technologies ('CFT") delivered positive sequential results, despite being highly exposed to pandemic effects. Operating income improved 5% year-over-year driven by positive price realization, improved operational execution and new product introductions, including our recently launched market differentiated fluid handling system for spray foam, in spite of a sales decline of 5% year-over-year. Carlisle Brake & Friction ("CBF") delivered significantly improved sales results sequentially, down 9% in the third quarter compared to down over 30% in the second quarter of 2020. Given the actions taken over the past several years, its strong market position, and traction on new technology introductions, we expect CBF to benefit favorably from any improvements in volume as its markets recover post-pandemic.

As always, we remain very focused on maintaining our financial and strategic flexibility to be able to best leverage future opportunities. During the first nine months of 2020, we demonstrated this strength by repurchasing 2.7 million shares for $341.7 million, paying our dividend of $84.7 million, deploying $72.7 million into capital expenditures and investing $42.2 million into research and development. As of the end of the third quarter, we have a strong cash position of $719.0 million with $1.0 billion undrawn on our revolving credit facility (the "Facility").

We enter the fourth quarter of 2020 confident in our ability to accelerate though the recovery that we are starting to see in our businesses and deliver on Vision 2025. Uncertainties remain regarding the length and severity of the global economic slowdown attributable to COVID-19, continued tension with China and volatility surrounding the upcoming elections in the United States that will likely result in a choppy path to ultimate recovery, and we are unable to predict the full impact or duration of these events on Carlisle at this time. However, given our strong balance sheet and cash flow generating capabilities, we believe we are well prepared to navigate the future while maintaining our disciplined and opportunistic capital deployment strategy.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues	$1,126.7	$1,280.6	$3,181.1	$3,667.3
Operating income	$155.7	$191.0	$371.8	$512.9
Operating margin percentage	13.8%	14.9%	11.7%	14.0%
Income from continuing operations	$102.3	$139.3	$239.5	$369.7
(Loss) income from discontinued operations	$—	$(1.4)	$—	$0.5
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.87	$2.42	$4.31	$6.40
(Loss) income from discontinued operations	$—	$(0.02)	$—	$0.01

Items affecting comparability:(1)
Impact to operating income	$6.3	$7.4	$33.9	$19.1
Impact to income from continuing operations	$4.0	$3.9	$29.1	$6.8
Impact on diluted EPS from continuing operations	$0.07	$0.07	$0.52	$0.12
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
Revenues decreased in the 2020 periods primarily reflecting lower volumes in all of our segments, which have continued to be impacted by the global economic slowdown due to COVID-19. Contributions from acquisitions, primarily Providien, LLC ("Providien"), partially offset the decrease in volume.
The decrease in operating income in the 2020 periods primarily reflected lower volumes as well as lower production levels increasing per unit costs and wage inflation. The decrease in operating income was partially offset by raw material savings, particularly in our CCM segment, lower incentive compensation and travel costs, and savings from COS.
Diluted earnings per share from continuing operations decreased primarily from the above operating income performance ($0.47 per share in the third quarter of 2020 and $1.87 per share in the first nine months of 2020), higher interest expense ($0.03 per share in the third quarter of 2020 and $0.11 per share in the first nine months of 2020) and a higher effective tax rate ($0.06 per share in the third quarter of 2020 and $0.09 per share in the first nine months of 2020). The decrease was partially offset by reduced average shares outstanding ($0.09 per share in the third quarter of 2020 and $0.17 per share in the first nine months of 2020) resulting from our share repurchase program.
We generated $440.2 million in operating cash flow in the first nine months of 2020, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended September 30	$1,126.7	$1,280.6	$(153.9)	(12.0)%	1.9%	(14.3)%	0.4%
Nine months ended September 30	$3,181.1	$3,667.3	$(486.2)	(13.3)%	2.3%	(15.5)%	(0.1)%
The decrease in revenues in the 2020 periods primarily reflected lower sales volumes in all segments, which continue to be impacted by the global economic slowdown due to COVID-19. CIT volume decline was led by lower sales in the commercial aerospace market, and CCM, CBF and CFT experienced declines in sales volumes across all markets in which they operate. Partially offsetting the decline was contribution of $20.1 million in the third quarter and $65.2 million in the first nine months of 2020 from the acquisition of Providien in the CIT segment.

Gross Margin

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Gross margin	$330.3	$380.2	$(49.9)	(13.1)%	$889.9	$1,063.0	$(173.1)	(16.3)%
Gross margin percentage	29.3%	29.7%			28.0%	29.0%
Depreciation and amortization	$30.3	$24.6			$91.7	$71.7
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in the 2020 periods, driven by lower sales volume in all segments, as well as lower production levels increasing per unit costs and wage inflation, partially offset by favorable raw material pricing and purchase savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $3.7 million for the third quarter and $9.8 million for the first nine months of 2020, primarily at CIT, attributable to our restructuring initiatives, compared with $1.2 million for the third quarter and $5.7 million for the first nine months of 2019. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Selling and administrative expenses	$162.3	$175.0	$(12.7)	(7.3)%	$477.3	$511.5	$(34.2)	(6.7)%
As a percentage of revenues	14.4%	13.7%			15.0%	13.9%
Depreciation and amortization	$25.3	$26.3			$75.4	$78.3
The decrease in selling and administrative expenses in the 2020 periods primarily reflected lower incentive compensation and travel costs, and lower medical costs. The decreases were partially offset by wage inflation and higher legal and consulting costs, and in the nine month period, termination costs associated with the expiration of the agreement to acquire Draka Fileca SAS. Also included in selling and administrative expenses were exit and disposal costs totaling $1.6 million for the third quarter and $6.8 million for the first nine months of 2020, primarily at CBF, CFT and CIT, attributable to our restructuring initiatives, compared with $0.6 million for the third quarter and $4.1 million for the first nine months of 2019. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Research and development expenses	$13.7	$15.2	$(1.5)	(9.9)%	$42.2	$45.0	$(2.8)	(6.2)%
As a percentage of revenues	1.2%	1.2%			1.3%	1.2%
Depreciation and amortization	$0.6	$0.4			$1.9	$1.4
Research and development expenses were lower in the 2020 periods, compared with the 2019 periods, primarily reflecting lower new product development expenses at our CIT and CFT segments.
Other Operating Income, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Other operating income, net	$(1.4)	$(1.0)	$(0.4)	40.0%	$(1.4)	$(6.4)	$5.0	(78.1)%
Other operating income, net in the third quarter of 2020 primarily reflected $0.9 million of rebates and $0.3 million of royalty income, partially offset by $0.5 million of losses on sale of assets, primarily at CCM. Other operating income, net in the first nine months of 2020 primarily reflected $2.1 million of rebates, $1.1 million of rental income and $1.0 million of royalty income, partially offset by $3.4 million of losses on sale of assets, primarily at CCM, CBF and CIT.
Other operating income, net in the first nine months of 2019 primarily reflected a $3.0 million gain on contingent consideration at CFT, $1.8 million of rebates and $0.5 million of gains on sales of assets, primarily at CBF.

Operating Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Operating income	$155.7	$191.0	$(35.3)	(18.5)%	$371.8	$512.9	$(141.1)	(27.5)%
Operating margin percentage	13.8%	14.9%			11.7%	14.0%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Interest expense, net	$19.0	$16.7	$2.3	13.8%	$57.7	$49.6	$8.1	16.3%
Interest expense, net of capitalized interest, during the 2020 periods primarily reflected higher long-term debt balances associated with our public offering of $750.0 million of 2.75% unsecured senior notes completed in February 2020, and draws on our Facility in the first quarter of 2020, which were repaid in the second quarter of 2020. Refer to Note 12 for further information on our long-term debt.
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
Interest Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Interest income	$(0.6)	$(1.7)	$1.1	(64.7)%	$(4.0)	$(6.2)	$2.2	(35.5)%
Interest income decreased during the 2020 periods primarily related to lower yields.
Other Non-operating Expense (Income), net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Other non-operating expense (income), net	$0.9	$(1.2)	$2.1	(175.0)%	$(0.3)	$(2.2)	$1.9	(86.4)%
Other non-operating expense (income), net in the third quarter of 2020 primarily reflected changes in foreign currencies against the U.S. Dollar. Other non-operating expense (income), net in the first nine months of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by the release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.
Other non-operating expense (income), net in the 2019 periods primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
Provision for income taxes	$34.1	$37.9	$(3.8)	(10.0)%	$70.1	$102.0	$(31.9)	(31.3)%
Effective tax rate	25.0%	21.4%			22.6%	21.6%
The effective income tax rate on continuing operations for the first nine months of 2020 was 22.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.6% and a tax impact of

$6.1 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of unrecognized income tax benefits.
The effective income tax rate on continuing operations for the first nine months of 2019 was 21.6%.
(Loss) Income from Discontinued Operations
Loss from discontinued operations of $1.4 million in the third quarter of 2019 relates to an environmental remediation accrual associated with Motion Control Industries, Inc., which was disposed of in 2009. Income from discontinued operations of $0.5 million for the first nine months of 2019 reflects the above noted loss, completely offset by the settlement of prior income tax positions in the current year, related to the sale of Carlisle FoodService Products.
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
Carlisle Construction Materials ("CCM")
CCM delivered a 5% year-over-year improvement in operating income despite an 8% decline in revenue. Notably, there was sequential improvement through the third quarter with September sales ending slightly positive year-over-year for the first time since the pandemic began. We believe recently announced price increases by the major CCM competitors and improving demand trends in the industry are positive signs as we move into the fourth quarter and 2021. These positive signs are coupled with significant long-term positive re-roofing projections, CCM's consistent price leadership, efficiencies gained from COS and our ability to deliver world-class service through the Carlisle Experience. When taken with the sequential improvements in the third quarter in sales, we are cautiously optimistic about the fourth quarter and early 2021.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$823.5	$893.5	$(70.0)	(7.8)%	—%	(8.1)%	0.3%
Operating income	$181.3	$173.0	$8.3	4.8%
Operating margin percentage	22.0%	19.4%
Depreciation and amortization	$24.4	$23.4
Items affecting comparability(1)	$1.3	$0.8
(1)Items affecting comparability include exit and disposal and facility rationalization costs of $0.6 million, idle capacity and labor costs, net of subsidies, of $0.5 million, and acquisition-related costs of $0.2 million in the third quarter of 2020 and acquisition-related costs of $0.8 million in the third quarter of 2019. Refer to Items Affecting Comparability below.
CCM’s revenue decline in the third quarter of 2020 primarily reflected lower volumes across all of our product lines due to delays in customer demand and in new construction projects attributable to COVID-19.
CCM’s operating margin percentage increase in the third quarter of 2020 primarily reflected favorable raw material pricing, particularly methylene diphenyl diisocyanate ("MDI"), lower travel and other administrative costs and savings from COS, partially offset by lower volumes and wage inflation.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$2,234.8	$2,479.6	$(244.8)	(9.9)%	0.1%	(10.0)%	—%
Operating income	$426.6	$448.4	$(21.8)	(4.9)%
Operating margin percentage	19.1%	18.1%
Depreciation and amortization	$74.2	$69.2
Items affecting comparability(1)	$3.2	$2.6
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $2.7 million, exit and disposal and facility rationalization costs of $0.9 million, acquisition related costs of $0.4 million, and $(0.8) million from the sale of a business during the first nine months of 2020, and acquisition related costs of $2.4 million and exit and disposal and facility rationalization costs of $0.2 million in the first nine months of 2019. Refer to Items Affecting Comparability below.

CCM’s revenue decline in the first nine months of 2020 primarily reflected lower volumes across all of our product lines due to delays in customer demand and in new construction projects attributable to COVID-19.
CCM’s operating margin percentage increase in the first nine months of 2020 was driven by favorable raw material pricing, lower travel and administrative costs and savings from COS, and offset by lower volumes and wage inflation.
Carlisle Interconnect Technologies ("CIT")
At CIT, we continue to experience the effects of a record global decline in commercial aerospace production and the accompanying ripple effects through the supply chain. That said, we do see signs of an improving outlook. Some positive news include, the European regulatory body has approved the 737 Max-8 aircraft for return to flying; Airbus announced in early October that it had delivered 57 aircraft in September, up from an April low of 14; Boeing has had very few cancellations in recent weeks and daily Transportation Security Administration ("TSA") screenings reached over one million passengers per day on October 18, 2020, for the first time since March. With all these positives, we feel we are nearing the low point in our aerospace business and approaching a slow but meaningful recovery.

CIT's medical technologies platform continued to have a positive impact in the third quarter driven by robust demand for COVID-19 related patient monitoring equipment, which was partially offset by the reduction in elective surgeries and hospital capital spending. We continue to seek opportunistic acquisition opportunities to complement our existing product suite, driving to an improved balance of market exposures at CIT.

In August 2020, as a result of the market declines caused by COVID-19, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to our existing facilities primarily in North America. This project is estimated to take 12 to 18 months to complete. Total project costs are expected to approximate $18.9 million, with approximately $15.5 million remaining to be incurred.

In April 2020, we announced plans to exit our manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to CIT's existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative costs of $1.6 million recognized through September 30, 2020.

In January 2019, we announced the relocation of our connectors manufacturing operations in El Segundo, California, and Riverside, California, to our existing lower cost facilities in North America. This project is complete with cumulative costs of $20.8 million recognized through September 30, 2020. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$168.5	$241.9	$(73.4)	(30.3)%	8.8%	(39.1)%	—%
Operating (loss) income	$(3.7)	$36.0	$(39.7)	(110.3)%
Operating margin percentage	(2.2)%	14.9%
Depreciation and amortization	$19.6	$15.7
Items affecting comparability(1)	$4.5	$2.5
(1)Items affecting comparability include exit and disposal and facility rationalization costs of $4.6 million and acquisition costs of $0.1 million, partially offset by idle capacity and labor costs, net of subsidies, of $(0.2) million and in the third quarter of 2020. Items affecting comparability include exit and disposal and facility rationalization costs of $2.5 million in the third quarter of 2019. Refer to Items Affecting Comparability below.
CIT's revenue decline in the third quarter of 2020 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of continued delays in the 737 Max production and lower build rates on narrow and wide body aircraft by original equipment manufacturers ("OEMs") given steep declines in airline travel. The decline was partially offset by acquired medical device product lines.

CIT’s operating margin percentage decreased in the third quarter of 2020, driven by lower volumes, unfavorable mix, higher restructuring costs and wage and raw material inflation, partially offset by savings from COS and lower travel and other administrative costs.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$577.0	$733.7	$(156.7)	(21.4)%	9.4%	(30.7)%	(0.1)%
Operating income	$11.2	$102.5	$(91.3)	(89.1)%
Operating margin percentage	1.9%	14.0%
Depreciation and amortization	$58.4	$45.9
Items affecting comparability(1)	$17.2	$9.8
(1)Items affecting comparability include exit and disposal and facility rationalization costs of $13.0 million, idle capacity and labor costs, net of subsidies, of $4.1 million, and acquisition related costs of $0.1 million in the first nine months of 2020. Items affecting comparability include exit and disposal and facility rationalization costs of $9.0 million and acquisition related costs of $0.8 million in the first nine months of 2019. Refer to Items Affecting Comparability below.
CIT's revenue decline in the first nine months of 2020 primarily reflected lower volumes, led by the commercial aerospace market as a result of continued delays in the 737 Max production and lower build rates on narrow and wide body aircraft by OEMs given steep declines in airline travel and customer plant shutdowns. The decline was partially offset by acquired medical device product lines.
CIT’s operating margin percentage decreased in the first nine months of 2020, driven by lower volumes, higher restructuring and facility rationalization costs, wage and raw material inflation, and unfavorable mix, partially offset by savings from COS and lower travel and other administrative costs.
Carlisle Fluid Technologies ("CFT")
CFT delivered positive sequential results despite being highly exposed to pandemic effects. Operating income improved 5% year-over-year driven by positive price realization, improved operational execution and new product introductions, including our recently launched market differentiated fluid handling system for spray foam, in spite of a sales decline of 5% year-over-year. We expect this positive trend of sequential growth to continue as we move through the fourth quarter. The team is executing and gaining traction on initiatives to improve quality and delivery to enhance our customers' experience. We believe the multitude of actions will continue to drive performance as we move into early 2021.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$65.0	$68.5	$(3.5)	(5.1)%	4.4%	(10.8)%	1.3%
Operating income	$4.4	$4.2	$0.2	4.8%
Operating margin percentage	6.8%	6.1%
Depreciation and amortization	$5.8	$6.2
Items affecting comparability(1)	$0.1	$1.0
(1)Items affecting comparability include acquisition related costs of $0.2 million, partially offset by idle capacity and labor costs, net of subsidies, of $(0.1) million in the third quarter of 2020 and acquisition related costs of $1.0 million in the third quarter of 2019. Refer to Items Affecting Comparability below.
CFT's revenue decrease in the third quarter of 2020 reflected volume declines due to COVID-19, particularly in the transportation end market, partially offset by contributions from acquisitions and price realization.

CFT’s operating margin percentage performance improved for the third quarter of 2020, reflecting lower travel and other administrative costs, price realization and savings from COS, partly offset by lower volumes and wage and raw material inflation.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$169.8	$198.9	$(29.1)	(14.6)%	6.8%	(21.3)%	(0.1)%
Operating income	$2.0	$13.9	$(11.9)	(85.6)%
Operating margin percentage	1.2%	7.0%
Depreciation and amortization	$17.4	$17.9
Items affecting comparability(1)	$2.5	$1.4
(1)Items affecting comparability include exit and disposal and facility rationalization costs of $2.1 million and acquisition related costs of $0.4 million in the third quarter of 2020. Items affecting comparability also include exit and disposal and facility rationalization costs of $2.1 million, acquisition related costs of $2.3 million and a gain on contingent consideration of $(3.0) million in the third quarter of 2019. Refer to Items Affecting Comparability below.
CFT's revenue decrease in the first nine months of 2020 reflected volume declines due to COVID-19, particularly in the industrial and transportation end markets, partially offset by contributions from acquisitions and price realization.

CFT’s operating margin percentage performance for the first nine months of 2020 declined, reflecting lower volumes, and wage and raw material inflation, partially offset by lower travel and other administrative costs, savings from COS and price realization.
Carlisle Brake & Friction ("CBF")
CBF delivered significantly improved revenue results sequentially, down 9% in the third quarter compared to down over 30% in the second quarter of 2020. Market conditions are stabilizing but the demand for global off-highway vehicle markets is still weak. Another contributing factor to CBF's results is its exposure to the contracted aerospace industry where it supplies high margin metallic and carbon aircraft braking products. Given the actions taken over the past several years, its strong market position, and traction on new technology introductions, we expect CBF to benefit favorably from any improvements in volume as its markets recover post-pandemic.
During the first quarter of 2020, we initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions and exited less profitable product lines that resulted in asset write-offs. The project is estimated to take 9 to 12 months to complete. Total associated costs are expected to approximate $6.2 million, with approximately $1.6 million of costs remaining to be incurred, primarily in 2020.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$69.7	$76.7	$(7.0)	(9.1)%	—%	(10.8)%	1.7%
Operating income	$0.9	$5.7	$(4.8)	(84.2)%
Operating margin percentage	1.3%	7.4%
Depreciation and amortization	$5.4	$5.3
Items affecting comparability(1)	$0.4	$0.5
(1)Items affecting comparability include exit and disposal and facility rationalization costs $0.4 million in the third quarter of 2020 and $0.5 million in the third quarter of 2019. Refer to Items Affecting Comparability below.
CBF's revenue decrease in the third quarter of 2020 reflected difficult year-over-year volume comparisons as a result of declines in demand due to plant closures from COVID-19 in the heavy equipment and aerospace markets.

CBF's operating margin percentage decrease in the third quarter of 2020 was driven by lower volumes, unfavorable mix, and wage inflation, partially offset by savings from COS.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2020	2019	Change	%
Revenues	$199.5	$255.1	$(55.6)	(21.8)%	—%	(21.3)%	(0.5)%
Operating (loss) income	$(4.5)	$20.5	$(25.0)	(122.0)%
Operating margin percentage	(2.3)%	8.0%
Depreciation and amortization	$16.3	$16.2
Items affecting comparability(1)	$5.8	$2.3
(1)Items affecting comparability include idle capacity and labor costs, net of subsidies, of $1.2 million and exit and disposal and facility rationalization costs of $4.6 million in the first nine months of 2020 and $2.3 million in the first nine months of 2019. Refer to Items Affecting Comparability below.
CBF's revenue decrease in the first nine months of 2020 reflected difficult year-over-year volume comparisons as a result of declines in demand due to plant closures from COVID-19 in the heavy equipment, transportation and aerospace markets and foreign currency headwinds.
CBF's operating margin percentage decrease in the first nine months of 2020 was driven by lower volumes, higher restructuring and facility rationalization costs, unfavorable mix and wage inflation, partially offset by savings from COS.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2020	December 31, 2019
Europe	$157.7	$62.2
North America (excluding U.S.)	34.2	43.4
China	39.8	17.9
Asia Pacific (excluding China)	38.0	69.1
International cash and cash equivalents	269.7	192.6
U.S. cash and cash equivalents	449.3	158.6
Total cash and cash equivalents	$719.0	$351.2
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2019, was primarily related to proceeds from our public offering of $750.0 million of unsecured senior notes due in March 2030, partially offset by the early redemption of our $250.0 million notes due in December 2020. Additionally, during the first nine months of 2020, we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in China, we may be subject to withholding taxes and as such we have accrued approximately $15 million in anticipation of those taxes as of September 30, 2020.
Despite the continued uncertainty in global markets resulting from COVID-19, we believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
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

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$440.2	$489.5
Net cash used in investing activities	(106.7)	(342.1)
Net cash provided by (used in) financing activities	36.7	(291.7)
Effect of foreign currency exchange rate changes on cash	(2.4)	(1.2)
Change in cash and cash equivalents	$367.8	$(145.5)
Operating Activities
We generated operating cash flows of $440.2 million for the first nine months of 2020 (including working capital uses of $26.5 million), compared with $489.5 million for the first nine months of 2019 (including working capital uses of $62.9 million). Lower operating cash flows in the first nine months of 2020 primarily reflect lower cash earnings from decline in volumes, partially offset by a decline in net working capital as a result of decline in sales volumes as well as lower raw material costs at CCM.
Investing Activities
Cash used in investing activities of $106.7 million for the first nine months of 2020 primarily reflected capital expenditures of $72.7 million and the acquisition of Motion Tech Automation, LLC ("MTA"), net of cash acquired, for $33.0 million. Cash used in investing activities of $342.1 million for the first nine months of 2019 primarily reflected the acquisitions of Petersen, net of cash acquired, for $202.0 million, MicroConnex, net of cash acquired, for $45.4 million and other acquisitions, net of cash acquired, for $40.3 million, and capital expenditures of $56.6 million.
Financing Activities
Cash provided by financing activities was $36.7 million in the first nine months of 2020. Net proceeds from our February notes offering, partially offset by the early redemption of our senior notes due December 15, 2020, and financing costs associated with our February notes offering, totaled $458.0 million. Additionally, we used cash of $341.7 million for share repurchases and $84.5 million for cash dividend payments, reflecting the increased dividend of $1.525 per share. Cash used in financing activities of $291.7 million during the first nine months of 2019 primarily reflected $232.1 million of share repurchases and $74.5 million of dividend payments.
Debt Instruments
Senior Notes
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs to issue the 2030 Notes of approximately $6.5 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees, loss on treasury locks contract and other costs. The discount, issuance costs and loss on treasury locks are amortized to interest expense over the life of the 2030 Notes. Interest is payable each March 1 and September 1, commenced on September 1, 2020.
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
During the nine months ended September 30, 2020, borrowings under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%, and repayments totaled $500.0 million. As of September 30, 2020, there were no borrowings under the Facility and $1.0 billion of availability. During the year ended and as of December 31, 2019 there were no borrowings under the Facility.
Debt Covenants
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2020 and December 31, 2019.

Refer to Note 12 for further information on our debt instruments.
New Accounting Pronouncements
Refer to Note 2 for more information regarding new accounting pronouncements.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report on Form 10-K"). In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to revenue recognition, extended product warranties, goodwill and indefinite-lived intangible assets, valuation of long-lived assets, and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our accounting policies and estimates as described in the 2019 Annual Report on Form 10-K, except as noted below.
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
In the second quarter of 2020, changes in facts and circumstances and general market declines from COVID-19 resulted in reduced operating results. We considered these circumstances and the potential long-term impact on cash flows associated with our reporting units and determined that an indicator of possible impairment existed within our CFT and CBF reporting units. Accordingly, we tested our goodwill for impairment as of June 30, 2020. Those reporting units were tested for impairment using the quantitative approach described above, resulting in a fair value for the CFT reporting unit that exceeded the carrying amount by approximately 10 percent, and a fair value for the CBF reporting unit that substantially exceeded the carrying amount. The carrying amount of goodwill for the CFT and CBF reporting units was $186.2 million and $96.4 million, respectively, as of June 30, 2020. No triggering events were identified in the third quarter of 2020, accordingly no further goodwill impairment tests were performed.

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
Based on the output of the analysis, we determined that the fair value of one CFT trade name with a carrying value of $39.0 million exceeded the carrying amount by less than 10 percent. The remaining CFT and CBF indefinite-lived trade names substantially exceeded their carrying amounts. Accordingly, no impairment charges were required as of June 30, 2020. The carrying amount of indefinite-lived trade names for CFT and CBF were $129.1 million and $42.0 million, respectively, as of June 30, 2020. No triggering events were identified in the third quarter of 2020, accordingly no further intangible asset impairment tests were performed.
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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$5.5	$4.2	$0.08	$1.8	$1.3	$0.02
Other facility rationalization costs	0.1	0.1	—	1.2	0.9	0.02
Acquisition related costs:
Inventory step-up amortization	0.2	0.1	—	1.0	0.8	0.01
Other acquisition costs	0.3	0.2	—	3.4	2.6	0.05
Idle capacity and labor costs, net of subsidies	0.2	0.2	—	—	—	—
Losses from divestitures	—	—	—	—	0.5	0.01
Discrete tax items(1)	—	(0.8)	(0.01)	—	(2.2)	(0.04)
Total items affecting comparability	$6.3	$4.0	$0.07	$7.4	$3.9	$0.07
(1)In order to provide better information to the user, items affecting comparability include all discrete tax items in this period and all comparative periods.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS from Continuing Operations	Impact to Operating Income	Impact to Income from Continuing Operations	Impact to Diluted EPS from Continuing Operations
Exit and disposal costs	$18.6	$14.1		$0.25	$10.1	$7.6	$0.13
Other facility rationalization costs	2.0	1.5		0.03	3.5	2.7	0.05
Acquisition related costs:
Inventory step-up amortization	0.4	0.3		—	2.2	1.7	0.03
Other acquisition costs	5.7	4.3		0.08	6.3	4.8	0.08
Idle capacity and labor costs, net of subsidies	8.0	6.0		0.11	—	—	—
Gain from contingent consideration	—	—		—	(3.0)	(3.0)	(0.05)
Gain from step acquisition, net	—	—		—	—	(0.3)	—
(Gains) losses from divestitures	(0.8)	(0.6)		(0.01)	—	0.5	0.01
Loss on debt extinguishment	—	6.6		0.12	—	—	—
Indemnification losses	—	3.1		0.05	—	—	—
Discrete tax items(1)	—	(6.2)	(2)	(0.11)	—	(7.2)	(0.13)
Total items affecting comparability	$33.9	$29.1		$0.52	$19.1	$6.8	$0.12
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

Outlook
Our expectations for segment revenues in the fourth quarter of 2020, compared to the fourth quarter of 2019 follows:

Fourth-quarter 2020 Revenue
Carlisle Construction Materials	Low-single digit growth
Carlisle Interconnect Technologies	Decline mid-30%
Carlisle Fluid Technologies	Decline mid-teens
Carlisle Brake & Friction	Decline low-single digits
Total Carlisle	Decline high-single digits

For the year 2020, we expect:

•Corporate expenses of approximately $95 million;
•Depreciation and amortization expense of approximately $230 million;
•Capital expenditures between $100 million and $110 million;
•Net interest expense of approximately $75 million; and
•Tax rate of approximately 23%.
In response to declining demand attributable to COVID-19, we may make selected adjustments to our expectations noted above.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our ability to obtain financial and tax benefits from the recently-passed CARES Act, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission ("SEC") from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2020. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2020, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first nine months of 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as noted below, there have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K.
The Company is subject to risks arising from global pandemics including the coronavirus pandemic ("COVID-19").
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2020:

(in millions, except per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July	0.2	$119.07	0.2	3.3
August	0.5	126.12	0.5	2.8
September	0.5	123.35	0.5	2.3
Total	1.2		1.2
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase to the Company's stock repurchase program, which covers the purchases noted above.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2020, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
			8-K	001-9278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
4.8	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.9	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
10.1	Amended and Restated Director Deferred Compensation Plan.		10-Q	001-9278	7/23/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	October 22, 2020	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer