Form 10-K
period 2020-12-31
CARLISLE COMPANIES INC
filed 2021-02-11
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $6.5 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2020.
As of February 5, 2021, 53,291,296 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2021 are incorporated by reference in Part III.

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
Business Strategy
We strive to be the market leader of highly engineered products in the various markets we serve. Under Vision 2025, our key pillars include: dedication to driving above market growth, utilizing the Carlisle Operating System (“COS”) consistently to drive efficiencies and operating leverage, building scale with synergistic acquisitions, continuing to invest in and develop exceptional talent, accommodate continued organic growth through capital expenditures, and return capital to shareholders through share repurchases and dividends.
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
While the coronavirus pandemic ("COVID-19") has affected our near-term results, we believe our proactive approach to cost reductions and continuous improvement initiatives will allow us to accelerate through the recovery by: further improving the efficiency of our businesses through COS, continuing to make the investments necessary to deliver a world-class Carlisle Experience, which delivers the right product, at the right place, at the right time, and ensuring we maintain discipline and rigor in our capital allocation process. Taken together, we believe these actions will drive us to achieve our goals outlined in Vision 2025. See Description of Business by Segment below for a more detailed discussion of our Vision 2025 strategy.
As noted above, a significant part of our strategy is to build scale with synergistic acquisitions. Synergies considered in making an acquisition include consolidation opportunities (e.g., footprint, back office, technology, systems), supply chain savings and cross-sell opportunities. We acquired two businesses during 2020, which add to our existing Carlisle Construction Materials (“CCM”), Carlisle Interconnect Technologies (“CIT”) and Carlisle Fluid Technologies ("CFT") segments. For more details regarding acquisitions of the Company’s businesses during the past three years, refer to Note 3.
We also pursue the sale of a business when it is determined it no longer fits within the Company’s long-term goals or strategy. Accordingly, on March 20, 2018, we completed the sale of our Carlisle FoodService Products ("CFS") segment to The Jordan Company for $758.0 million (refer to Note 4).
Description of Business by Segment
Carlisle Construction Materials (“CCM”)
Products, Markets and Locations
The CCM segment has evolved from a supplier of the first single-ply ethylene propylene diene monomer (“EPDM”) roofing membranes in the early 1960s to today, where we deliver innovative, easy-to-install and energy-efficient solutions through the Carlisle Experience for customers who are creating the sustainable building of the future. CCM manufactures a complete range of building envelope products for commercial, industrial and residential buildings, including single-ply roofing, rigid foam insulations, spray polyurethane foam technologies, architectural metal, heating, ventilation and air conditioning ("HVAC") hardware and sealants, below-grade waterproofing, and air and vapor barrier systems focused on the weatherproofing and thermal performance of the building envelope. CCM is a leading North American and European building products manufacturer offering a complete set of solutions and systems to aid in the design of efficient building envelope construction projects, backed by industry-leading warranties and a focus on green principles.

EPDM, thermoplastic polyolefin (“TPO”) and polyvinyl chloride (“PVC”) membrane and polyisocyanurate insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. These products are primarily sold under the SynTec, Versico, Weatherbond and Hunter Panels brands in the United States of America (“U.S.” or “United States”) and throughout the world, and EPDM membrane under the Resitrix and Hertalan brands primarily in Europe. The segment sells its expanded polystyrene for a variety of end markets, predominantly roofing and waterproofing through its Insulfoam brand.
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
Market Factors
CCM serves a large and diverse customer base; however, in 2020 CCM's two largest customers represented 32.1% of this segment’s revenues and 22.6% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment’s revenues and operating income and the Company's consolidated revenues and operating income.
This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line and region. As one of four major manufacturers in the single-ply industry, CCM competes through innovative products, long-term warranties and customer service. CCM offers separately priced extended warranty contracts on certain of its products ranging from five to 40 years, the most significant being those offered on its installed single-ply roofing systems primarily in the United States, subject to certain exclusions, that covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product. The building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems in order to qualify for the warranty.
Vision 2025 Strategy
Our strategy under Vision 2025 for the CCM segment is to:
•Improve upon its above average margin profile;
•Capture significant aftermarket opportunities as buildings in the U.S. approach “re-roofing” vintage;
•Further expand our presence in niche high-growth and high-margin opportunities including spray foam insulation and architectural metals; and
•Expand internationally, especially into Europe, where there is a market to displace traditional asphalt roofing with EPDM and other single-ply roofing.
Key growth initiatives:
•Capture market share based on value created for labor and energy efficiency;
•Leverage the Carlisle Experience to create the preferred choice through operational excellence;
•Continued development of proprietary, differentiated products;
•Utilize training to drive a culture of continuous learning that creates brand loyalty; and
•Focus mergers and acquisitions on synergistic building envelope opportunities.

Carlisle Interconnect Technologies (“CIT”)
Products, Markets and Locations
The CIT segment designs and manufactures high-performance wire and cable, including optical fiber, for the commercial aerospace, military and defense electronics, medical device, industrial, and test and measurement markets. CIT's product portfolio also includes sensors, connectors, contacts, cable assemblies, complex harnesses, racks, trays and installation kits, in addition to engineering and certification services. Offering both turnkey and custom solutions, CIT is also known as a single-source global provider for innovative medical device solutions and electromechanical technology. Leveraging our global presence, CIT continues to deliver a growing line of advanced solutions for emerging applications worldwide.
The aerospace and defense electronics products are primarily sold under the Carlisle, Thermax and Tri-Star brand names, with the medical products primarily sold under the Carlisle, LHi Technology and Providien brand names. This segment primarily operates manufacturing facilities in the United States, China and Mexico, with the United States, Europe and China being the primary target regions for sales. Sales are made by direct sales personnel and independent sales representatives.
Key Raw Materials
Key raw materials for this segment include gold, copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. These raw materials are typically sourced worldwide and generally have at least two supplier sources to better assure adequate supply, except when prohibited by customer contracts, which represented less than 10% of purchases in 2020.
Market Factors
Backlog orders were $279.6 million and $306.8 million as of December 31, 2020 and 2019, respectively. Of the $279.6 million in backlog orders as of December 31, 2020, $27.9 million is not reasonably expected to be filled in 2021.
The CIT segment faces competition from numerous competitors within each of the markets it serves. While product specifications, certifications and life cycles vary by market, the CIT segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry, such as in the aerospace and medical markets. These markets generally have high standards for product certification as deemed by the Federal Aviation Administration (“FAA”) and European Union Aviation Safety Agency ("EASA"), and Food and Drug Administration (“FDA”), respectively. The CIT segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specific design, engineering and delivery needs on a timely basis.
Vision 2025 Strategy
Our strategy under Vision 2025 for the CIT segment is to focus on highly regulated industries that have the characteristics of high-performance, mission-critical products designed to operate in harsh environments with significant barriers to entry and attractive margins. The primary industries currently include commercial aerospace, defense, industrial and medical devices.
Our strategy under Vision 2025 for the CIT segment is to:
•Increase its status as the wire and cable supplier of choice by meeting increased electrification needs of aircraft;
•Broaden its breadth of product and geographic reach within aerospace and medical through both new product development and mergers and acquisitions;
•Capitalize on increased investment on medical equipment and technology; and
•Leverage core technologies to diversify into attractive, adjacent markets.
Key growth initiatives:
•Increase content per aircraft across all product groups;
•Build out and convert medical original equipment manufacturers ("OEM") project pipeline;

•Establish new OEM relationships and drive new product development in precision sensors;
•Increase market share on defense electronics and space programs;
•Ensure organization alignment is market focused to drive accelerated organic growth;
•Focus merger and acquisition efforts on commercial aerospace, medical technologies, and test and measurement end markets; and
•Leverage vertically integrated capabilities to support the medical device OEM strategy of consolidating supply chains across strategic end markets.
Carlisle Fluid Technologies (“CFT”)
Products, Markets and Locations
The CFT segment designs, manufactures and sells highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing a variety of coatings used primarily in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinish markets. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The segment operates manufacturing facilities primarily in the United States, the U.K., Switzerland and Sweden, and assembly and distribution facilities in China, Japan and South Korea, with approximately 55% of its revenues outside the United States. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end-user sales. These business relationships are managed primarily through direct sales personnel worldwide.
Key Raw Materials
Key raw materials for this segment include carbon and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. These raw materials are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.
Seasonality
Approximately 18% of CFT’s annual revenues are for the development, and in some cases assembly, of large fluid handling or other application systems projects. Timing of these system sales can result in revenues that are higher in certain quarters versus other quarters within the same calendar year, particularly the fourth quarter.
Market Factors
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
In the automotive and automotive refinish markets CFT is focused on:
•Growing sales of core spray guns in automotive OEM and automotive refinishing markets by capitalizing on strong brand recognition and solid customer advocacy among key automotive OEMs; and
•Further expanding in mixing, metering and dispensing viscous liquids or powder coating equipment through our energy efficient pumps, leveraging those pumps to support core spray gun sales and expanding in adjacent markets.
In the transportation and general industrial markets CFT is focused on:
•Leveraging the CFT brand and distribution in Asia;
•Scaling the powder business outside of Europe;
•Expanding pump sales in the attractive reciprocating pumps market;

•Further penetrating the fast-set applications market, including spray foam insulation;
•Launching innovative new products; and
•Continuing to expand into sealants and adhesives.
Key growth initiatives:
•Expand global distribution network by developing partners in growing regions and markets;
•Expand product portfolio by launching new products in adjacent markets and filling gaps in existing product portfolio;
•Increase market share by driving deep customer relationships and operational excellence; and
•Focus merger and acquisition efforts on targets that deliver precision fluid management solutions.
Carlisle Brake & Friction (“CBF”)
Products, Markets and Locations
The CBF segment is a leading global solutions provider of high performance and severe duty brake, clutch and transmission applications for the construction, agriculture, mining, aircraft, on-highway and other industrial markets. CBF also includes the performance racing group which designs, manufactures and sells high-performance motorsport braking products. The CBF segment manufactures and sells products which are sold under several brand names, such as Carlisle, Hawk®, Wellman® and Velvetouch®. CBF’s products are sold by direct sales personnel to OEMs, mass merchandisers, and various wholesale and industrial distributors around the world, including North America, Europe, Asia and South America. Primary manufacturing facilities are located in the United States, Italy, China and the U.K.
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
Market Factors
CBF serves a large and diverse customer base; however, in 2020 one customer represented 15.0% of this segment’s revenues but did not represent greater than 10% of the Company’s consolidated revenues. The loss of this customer could have a material adverse effect on this segment’s revenues and operating income. Backlog orders were $189.2 million and $155.3 million as of December 31, 2020 and 2019, respectively. All orders are reasonably expected to be filled in 2021.
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
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $54.8 million, $60.9 million and $55.1 million, representing 1.3%, 1.3% and 1.2% of revenues in 2020, 2019 and 2018, respectively.
Compliance with Government Regulations
We are subject to various government regulations, including environmental regulations. To date, our costs of complying with these regulations have not had a material effect on our capital expenditures, earnings or competitive position or that of any business segment. We do not expect to incur any material capital expenditures for environmental control facilities for the current fiscal year or any other subsequent period.
Human Capital Resources
Investing in Our People
As of December 31, 2020, we employed approximately 12,000 people, excluding approximately 1,000 contractors.
Talent acquisition and retention are critical drivers to delivering the goals of Vision 2025. A trained, diverse and inspired workforce is integral to delivering value to our stakeholders. We begin with a recruiting process that reaches a wide array of potential employees and includes the engagement of specialized, diverse recruiting firms such as The Standard Diversity Network, Jobs4Women.net, Asian American Jobsite, African American Jobsite and many others.
We also partner with universities in the U.S. and outside the U.S., recruiting for functional talent in management, sales, finance, information technology and other functions from the communities in which we work. In addition, we engage certain of these universities in collaborative research and development, and training efforts. Each business segment works with high schools and trade schools in their respective locations to educate young people about and attract them to manufacturing careers.
We offer several training programs for current employees intended to develop talent, including:
•The Carlisle Leadership Summit is intended to identify and prepare high-performing employees for senior leadership roles.
•The Carlisle Leadership Program, developed in association with the Kelley School of Business, is a program for senior manager or director level employees who are leading teams and demonstrating future potential for senior leadership roles. This program develops business and leadership skills in both applied and classroom environments.
•The Carlisle Leadership Foundation is a program designed for skilled functional or technical individual contributors who have recently advanced, or are expected to advance, to their first leadership roles. This program helps these employees to define their own leadership skills to enable their future success.
•The Carlisle Management Development Program was established with several university MBA programs and is a one-year post-MBA rotational program designed to give an expedited experience for participants within business segments across functional areas.
Diversity, Equity & Inclusion
Carlisle has pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. In May 2018, Carlisle joined the CEO Action for Diversity & Inclusion™, a growing coalition of more than 900 CEOs of major corporations pledging to advance diversity and inclusion in the workplace. By signing on to this commitment, Carlisle is pledging to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. CEO Action for Diversity & Inclusion™ is cultivating a new type of ecosystem centered around collaboration and sharing.

Carlisle’s commitment to diversity and inclusion in the workforce includes a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by Carlisle and is illegal in many jurisdictions. Carlisle respects the human rights of all employees and strives to treat them with dignity consistent with standards and practices recognized by the international community. Carlisle is committed to respecting all human rights, as articulated in the Universal Declaration of Human Rights, the International Covenant on Civil and Political Rights, the International Covenant on Economic, Social and Cultural Rights, and the International Labor Organization’s Declaration on Fundamental Principles and Rights at Work.
In addition to policies for fair treatment, Carlisle also works to address unconscious bias in the workplace. Unconscious bias training is a key component of Carlisle’s leadership development programs. This training helps inform leaders of biases and provides a forum for them to explore how Carlisle can strengthen our culture of inclusion by addressing and breaking down biases. This has contributed to an effort to gain equal diversity representation throughout Carlisle.
Over a year ago, we began a significant initiative to ensure women and men are compensated fairly at Carlisle. As of the end of 2020, we achieved gender pay equity across the U.S. for executives, senior officers and management. In 2021, we will expand this initiative across the Company. This means compensating employees the same when they perform the same job duties, while accounting for other factors, such as their experience level, job performance and tenure with the company. In 2020, we raised Carlisle's minimum starting wage to $15 per hour for our entire U.S. workforce.
Below is a summary of our global employees diversity as of December 31, 2020 by gender and age:

Employee Diversity by Gender
1%
32%
67%
3%
20%
77%
1%
35%
64%
1%
31%
68%
Total
Executives, Senior Officers and Management
Other Professionals
Manufacturing and Other Personnel
Male
Female
Not Specified

Employee Diversity by Age
3%
20%
49%
16%
23%
55%
58%
53%
48%
25%
26%
24%
Total
Executives, Senior Officers and Management
Other Professionals
Manufacturing and Other Personnel
Over 50
30 - 50
Under 30

Health and Safety
Carlisle is continuously striving to provide safer, healthier work environments. From the onset of COVID-19, Carlisle formed an internal task force to monitor and implement at all locations all of the health and safety guidelines and requirements of national and local authorities to protect our workforce, including, but not limited to, providing a period of full pay for employees required to follow stay-at-home orders and implementing remote work plans for eligible employees. Our task force met weekly with division management to ensure health and safety compliance in the workplace.
Through COS, we have launched “The Path to Zero,” an initiative to drive our incident rate to zero. At Carlisle, safety is everyone’s responsibility. This includes our own employees, as well as contractors, suppliers, customers and others. Carlisle is committed to adhere to safety policies, procedures, and training to incorporate safety into all aspects of business operations. All safety incidents are investigated to reduce safety risks and share lessons learned. Carlisle measures and reviews safety performance and strives for continuous improvement along the Path to Zero.

Labor Matters
Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2020, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CIT - China	2	3,572	December 2022
CIT - Mexico	1	1,179	N/A
CBF - Italy	3	307	December 2019 December 2020 December 2023	(1)
CCM - Germany	2	153	March 2021
CCM - Netherlands	1	130	September 2021
CBF - United Kingdom	1	100	N/A
CIT - Switzerland	1	86	N/A
CCM - Romania	1	59	June 2021
CFT - Germany	5	26	N/A
(1)The agreements between CBF and its employees that expired in December 2020 and 2019 are currently in negotiation for renewal.
Item 1A.  Risk Factors.
The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors including but not limited to those material factors set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results and make an investment in the Company speculative or risky.
Strategic, Business and Operational Risks
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
The Company also considers the acquisition of businesses that may operate independent of existing businesses that involve similar risks with respect to a failure to realize expected revenue growth or operating and cost reductions within the acquired business and could increase the possibility of diverting corporate management’s attention from its existing operations.
The successful realization of revenue growth, cost reductions and synergies with our existing businesses, and within acquired stand-alone businesses, and increases in profitability overall, are dependent upon successful integration initiatives. If these integration initiatives are not fully realized, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.
See Note 3 for recent acquisition information.
The loss of, a significant decline in business with, or pricing pressure from, one or more of the Company’s key customers could adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Industry and Macroeconomic Risks
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
Uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, passenger airline travel, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s customers, distributors and suppliers, and therefore, the Company’s results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will fluctuate. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.
The Company is subject to risks arising from international economic, political, legal and business factors.
The Company operates in global markets. Approximately 19% of the Company’s revenues in 2020 were generated outside the United States. In addition, to compete globally, all of the Company’s segments have manufacturing facilities outside the United States. In 2020, approximately 28% of cost of goods sold is derived from facilities outside of the United States.
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
Additionally, there is uncertainty caused by the U.K.'s exit from the European Union commonly referred to as "Brexit." While the impacts of the E.U.-U.K. Trade and Cooperation Agreement recently enacted in connection with Brexit are not yet known, Brexit could adversely impact the U.K. and/or the European Union, and therefore the Company’s business, financial condition, results of operations and cash flows could be adversely affected.
The Company has significant concentrations in the domestic commercial construction market.
For the year ended December 31, 2020, approximately 71% of the Company’s revenues and approximately 120% of its operating income were generated by the CCM segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts and changes in construction spending by federal, state and local governments. A decline in the commercial construction market could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials. Weather conditions can also be a positive factor, as demand for roofing materials may rise after harsh weather conditions due to the need for replacement materials.
The CCM segment competes through pricing, among other factors. Competition in this segment may increase pricing pressure on the Company which may negatively affect operating results in future periods.
Raw material costs are a significant component of the Company’s cost structure and are subject to volatility.
The Company utilizes petroleum-based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 61% of the Company’s cost of goods sold in 2020. Significant increases in the price of these materials may not be recovered through selling price increases and could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
Regulatory and Legal Risks
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
We are also subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2020 and 2019, nor are any material asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

While we must comply with existing and pending climate change legislation, regulation, international treaties or accords, current laws and regulations do not have a material impact on the Company's business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation, could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment, or investigation and cleanup of contaminated sites.
General Risk Factors
The Company is subject to risks arising from global pandemics including COVID-19.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2020, by segment follows:

	Number of Facilities					Square Footage (in millions)
	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	44	11	—	—	55	5.1	1.5
Carlisle Interconnect Technologies	18	2	4	—	24	0.6	1.1
Carlisle Fluid Technologies	8	3	2	1	14	0.5	0.2
Carlisle Brake & Friction	4	2	4	—	10	1.0	0.2
Totals	74	18	10	1	103	7.2	3.0
The Company considers its principal properties, as well as the related machinery and equipment, to be generally well maintained, and suitable and adequate for its intended purposes.
Item 3.  Legal Proceedings.
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 17.
Item 4.  Mine Safety Disclosures.
Not applicable.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2020, as compared to a $100 investment in the S&P MidCap 400® Index, S&P 500® Index and the peer group. The peer group includes Crane Co., Danaher Corp., Dover Corp., Emerson Electric Co., General Electric Co., Harsco Corp., Illinois Tool Works Inc., Ingersoll-Rand plc, ITT Inc., Parker Hannifin Corp., Pentair plc, Roper Technologies, Inc., SPX Corp., Teleflex Inc., Textron Inc., and United Technologies Corp.

	Carlisle	S&P MidCap 400	S&P 500	Peer Group
2015	$100.00	$100.00	$100.00	$100.00
2016	124.43	119.21	110.05	130.06
2017	127.94	136.66	131.49	166.77
2018	112.04	117.78	121.77	140.90
2019	182.83	147.82	158.51	200.99
2020	176.10	164.93	183.77	211.51

The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index, S&P 500® Index and the peer group.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2020, there were 1,205 shareholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2020 follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	0.2	$123.86	0.2	2.1
November	0.2	$132.18	0.2	1.9
December	—	$—	—	1.9
Total	0.4		0.4
(1)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase program. On February 2, 2021, the Board approved an additional 5 million share increase in the Company's stock repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2020, there were less than 0.1 million shares reacquired in transactions outside the repurchase program.
Item 6.  Selected Financial Data.
Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified manufacturer of highly engineered products. Carlisle is committed to generating superior shareholder returns by combining a unique management style of decentralization, entrepreneurial spirit, active mergers and acquisitions, and a balanced and disciplined approach to capital deployment, all with a culture of continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K, which information is incorporated herein by reference.
Executive Overview
2020 demonstrated yet again the strong earnings power of Carlisle's business model and our proven ability to deliver sustainable earnings even in significant downturns. Carlisle Construction Materials ("CCM") once again drove the majority of positives in Carlisle's results, supported by strong re-roofing trends, continued price discipline and management of raw material costs. CCM also made significant strides in integrating and improving our newer platforms of architectural metals and polyurethanes. CCM's sustainable cash generating abilities, combined with the Carlisle Experience, provide us with the financial and strategic flexibility that supports our conviction in achieving Vision 2025.
Our other business platforms made important improvements despite being impacted significantly in a challenging year. Carlisle Interconnect Technologies ("CIT") delivered results in line with our expectations in a year of record declines in the aerospace industry by focusing on delivering new products to increase our content per plane, rightsizing its manufacturing footprint, further integrating its medical platform, and continuing to invest in our test and measurement and sensors product lines. Carlisle Fluid Technologies ("CFT") exceeded expectations, leveraging a strong focus on execution while introducing exciting, innovative new products. Finally, Carlisle Brake & Friction ("CBF") enters 2021 looking to benefit from our recent restructuring activities and with solid end-market tailwinds in core markets of construction, mining and agriculture, further reinforced by an improved outlook for dealer inventory replenishment after reductions in the last several years.
We remain balanced in our capital deployment approach. We are increasing our capital expenditures in 2021 to drive future growth. We continue to manage an active merger and acquisition pipeline focused on synergistic businesses that complement our high-margin product lines. Finally, we will remain active in returning capital to shareholders. Notably, we raised our dividend in 2020 for the 44th consecutive year and returned $495 million to shareholders in the form of share repurchases and dividends.

Vision 2025 gave us clear direction and consistency of mission during 2020 and will continue to guide our efforts as we accelerate into the expected economic recovery in 2021.

Summary Financial Results

(in millions, except per share amounts)	2020	2019
Revenues	$4,245.2	$4,811.6
Operating income	$483.6	$654.2
Operating margin percentage	11.4%	13.6%
Income from continuing operations	$324.2	$473.7
Loss from discontinued operations	$(4.1)	$(0.9)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.88	$8.21
Loss from discontinued operations	$(0.08)	$(0.02)

Items affecting comparability:(1)
Impact to operating income	$44.3	$23.7
Impact to income from continuing operations	$24.2	$4.3
Impact to diluted EPS from continuing operations	$0.44	$0.08
(1)Items affecting comparability primarily include exit and disposal and facility rationalization charges, costs of and related to acquisitions, idle capacity and labor costs, net of subsidies, asset impairments, litigation settlement costs, insurance settlements, (gains) losses from and costs related to divestitures, losses on debt extinguishment and non-comparable tax items. The tax effect is based on the rate of the jurisdiction where the expense is deductible. Refer to Items Affecting Comparability in this MD&A for further discussion.
Revenues decreased in 2020 primarily reflecting lower volumes in all of our segments, which have continued to be impacted by the global economic slowdown due to the coronavirus pandemic ("COVID-19"). Contributions from acquisitions, primarily Providien, LLC ("Providien"), partially offset the decrease in volume.
The decrease in operating income in 2020 primarily reflected lower volumes as well as lower production levels increasing per unit costs and wage inflation. The decrease in operating income was partially offset by raw material savings, particularly in our CCM segment, lower incentive compensation and travel costs, and savings from COS.
Diluted earnings per share from continuing operations decreased primarily from the above operating income performance ($2.27 per share) and higher interest expense ($0.14 per share), partially offset by reduced average shares outstanding ($0.26 per share) resulting from our share repurchase program.
We generated $696.7 million in operating cash flows during 2020 and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$4,245.2	$4,811.6	$(566.4)	(11.8)%	2.1%	(14.0)%	0.1%
The decrease in revenues in 2020 primarily reflected lower sales volumes in all segments, which continue to be impacted by the global economic slowdown due to COVID-19. CIT's volume decline was led by lower sales in the commercial aerospace market, and CCM, CBF and CFT experienced declines in sales volumes across all markets in which they operate. Partially offsetting the decline was a contribution from acquisitions of $101.4 million in 2020, primarily from Providien in the CIT segment.

Revenues by Geographic Area

(in millions)	2020		2019
United States	$3,430.3	81%	$3,847.1	80%
International:
Europe	395.0		428.3
Asia	228.8		288.3
Canada	89.6		104.7
Mexico	51.3		70.0
Middle East and Africa	29.3		39.4
Other	20.9		33.8
Total International	814.9	19%	964.5	20%
Revenues	$4,245.2		$4,811.6
Gross Margin

(in millions)	2020	2019	Change	%
Gross margin	$1,182.4	$1,371.7	$(189.3)	(13.8)%
Gross margin percentage	27.9%	28.5%
Depreciation and amortization	$120.8	$113.5
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in 2020, driven by lower sales volumes in all segments, as well as lower production levels increasing per unit costs and wage inflation, partially offset by favorable raw material pricing at CCM and purchase savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $12.9 million in 2020, primarily at CIT, attributable to our restructuring initiatives, compared with $7.1 million in 2019. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	2020	2019	Change	%
Selling and administrative expenses	$641.5	$667.1	$(25.6)	(3.8)%
As a percentage of revenues	15.1%	13.9%
Depreciation and amortization	$100.9	$89.8
The decrease in selling and administrative expenses in 2020 primarily reflected lower travel, incentive compensation and medical costs. The decreases were partially offset by higher legal and consulting fees, termination costs associated with the expiration of the agreement to acquire Draka Fileca SAS and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $9.5 million in 2020, primarily at CBF, CFT and CIT, attributable to our restructuring initiatives, compared with $5.6 million in 2019. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	2020	2019	Change	%
Research and development expenses	$54.8	$60.9	$(6.1)	(10.0)%
As a percentage of revenues	1.3%	1.3%
Depreciation and amortization	$2.5	$2.1
Research and development expenses were lower in 2020 primarily reflecting lower new product development at our CIT and CFT segments.
Other Operating Expense (Income), net

(in millions)	2020	2019	Change	%
Other operating expense (income), net	$2.5	$(10.5)	$13.0	(123.8)%
Items affecting comparability (1)	$4.5	$(7.2)
(1)Items affecting comparability include impairment charges, (gains) losses from divestitures, insurance recoveries and gain from contingent consideration. Refer to Items Affecting Comparability.

Other operating expense, net in 2020 primarily reflected $6.0 million of impairment charges and $4.0 million of losses on sales of fixed assets, primarily at CBF, CCM and CIT. Partially offsetting the expense was $2.5 million of rebates, $1.7 million of rental income, $1.4 million of royalty income and $0.7 million gain from insurance recoveries.
Other operating income, net in 2019 primarily reflected a $5.0 million gain on contingent consideration at CFT, $2.3 million of rebates and $1.9 million of gains on sales of assets.
Operating Income

(in millions)	2020	2019	Change	%
Operating income	$483.6	$654.2	$(170.6)	(26.1)%
Operating margin percentage	11.4%	13.6%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	2020	2019	Change	%
Interest expense, net	$76.6	$66.1	$10.5	15.9%
Interest expense, net of capitalized interest, during 2020 primarily reflected higher long-term debt balances associated with our public offering of $750.0 million of 2.75% unsecured senior notes completed in February 2020, and draws on our Revolving Credit Facility (the "Facility") in the first quarter of 2020, which were repaid in the second quarter of 2020. Refer to Note 14 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt related to the early redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs and resulted in a loss of $8.8 million. Refer to Note 14 for further discussion.
Interest Income

(in millions)	2020	2019	Change	%
Interest income	$(4.8)	$(7.9)	$3.1	(39.2)%
Interest income decreased during 2020 primarily related to lower yields.
Other Non-operating Expense, net

(in millions)	2020	2019	Change	%
Other non-operating expense, net	$1.7	$0.7	$1.0	NM
Items affecting comparability (1)	$4.8	$2.3
(1)Items affecting comparability include income tax related indemnification losses and (gains) losses on divestitures. Refer to Items Affecting Comparability.
Other non-operating expense, net in 2020 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation ("Petersen") acquisition resulting from escrow expirations, and net impact of the resolution of certain tax uncertainties related to the Accella Holdings, LLC ("Accella") acquisition and release of the corresponding indemnification assets, partially offset by foreign exchange gains and a gain on sale of a business at CFT.
Other non-operating expense, net in 2019 primarily reflected the net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification assets, and foreign exchange gains.
Income Taxes

(in millions)	2020	2019	Change	%
Provision for income taxes	$77.1	$121.6	$(44.5)	(36.6)%
Effective tax rate	19.2%	20.4%

The provision for income taxes on continuing operations for 2020 is lower than 2019 primarily reflecting lower pre-tax income in the U.S., and to a lesser extent in foreign jurisdictions. This equated to lower taxes of $42.7 million, with approximately $1.8 million of net lower taxes related to other permanent differences and the impact of prior year taxes in the current year, primarily related to:
•Favorable change of $8.7 million primarily related to the lapse of statutes on uncertain tax positions;
•Unfavorable of $4.9 million related to reduction in return to provision adjustments; and
•Unfavorable change of $2.1 million related to windfall tax benefits for current year stock-based compensation.

Refer to Note 9 for further information related to income taxes.
Loss from Discontinued Operations
The loss from discontinued operations of $4.1 million in 2020 relates to workers' compensation accruals associated with a former business disposed of in 2005.
The loss from discontinued operations of $0.9 million in 2019 relates to an environmental remediation accrual associated with a former business disposed of in 2009, partially offset by the settlement of prior income tax positions in the current year related to the sale of Carlisle FoodService Products.
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
Carlisle Construction Materials (“CCM”)
CCM delivered 1.0% year-over-year improvement in operating income despite a 7.4% decline in revenue. Notably, there was sequential improvement in sales beginning in September, when sales increased year-over-year for the first time since the pandemic began that carried into the fourth quarter. CCM was able to expand operating margin through favorable raw materials pricing, maintained price discipline and improved operating efficiencies from COS.
We continue to invest in CCM Europe, evidenced by new regional leadership, expansion of our world-class facility in Waltershausen, Germany and several new product introductions planned for 2021. Within our architectural metals platform, we have set plans in motion for three new locations in underserved regions around the U.S. while making progress consolidating our teams to drive commercial synergies and operational efficiencies. Our polyurethane business is driving sustainable growth providing products and solutions with energy efficiency in both residential and commercial applications. The polyurethane team, in collaboration with CFT engineering, has introduced an industry-first integrated spray foam insulation equipment solution (IntelliSpray), which optimizes productivity and material savings when used with CCM's complete product portfolio of open and closed cell products.

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$2,995.6	$3,233.3	$(237.7)	(7.4)%	0.1%	(7.5)%	—%
Operating income	$581.6	$576.0	$5.6	1.0%
Operating margin percentage	19.4%	17.8%
Depreciation and amortization	$98.0	$93.9
Items affecting comparability (1)	$3.3	$2.2
(1)Items affecting comparability in 2020 include idle capacity and labor costs, net of subsidies, of $3.7 million, exit and disposal and facility rationalization costs of $1.0 million and acquisition related costs of $0.1 million, partially offset by a gain from divestiture of $0.8 million and a gain from insurance recoveries of $0.7 million. Items affecting comparability in 2019 include acquisition related costs of $2.6 million and exit and disposal and facility rationalization costs of $0.3 million, partially offset by a gain from divestiture of $0.7 million. Refer to Items Affecting Comparability.
CCM’s revenue decline in 2020 primarily reflected lower volumes across all of our product lines due to delays in customer demand and in new construction projects attributable to COVID-19.

CCM’s operating margin percentage growth in 2020 was driven by favorable raw material pricing, lower travel and administrative costs and savings from COS, partially offset by lower volumes, unfavorable price and wage inflation.
Carlisle Interconnect Technologies (“CIT”)
CIT delivered results in line with our expectations in a year of record declines in the aerospace industry by focusing on delivering new products to increase our content per plane, rightsizing its manufacturing footprint, further integrating its medical platform, and continuing to invest in our test and measurement and sensors product lines.
In August 2020, as a result of the market declines caused by COVID-19, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to our existing facilities primarily in North America. This project is estimated to take 12 to 18 months to complete. Total project costs are expected to approximate $18.3 million, with approximately $11.5 million remaining to be incurred.
In April 2020, we announced plans to exit our manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to CIT's existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative costs of $1.6 million recognized through December 31, 2020.
In January 2019, we announced the relocation of our connectors manufacturing operations in El Segundo, California, and Riverside, California, to our existing lower cost facilities in North America. This project is complete with cumulative costs of $20.8 million recognized through December 31, 2020. Refer to Note 8 for further information regarding exit and disposal activities.

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$731.6	$972.9	$(241.3)	(24.8)%	8.3%	(33.1)%	—%
Operating income	$(2.1)	$131.6	$(133.7)	(101.6)%
Operating margin percentage	(0.3)%	13.5%
Depreciation and amortization	$77.5	$63.0
Items affecting comparability (1)	$26.7	$16.7
(1)Items affecting comparability in 2020 include exit and disposal and facility rationalization costs of $16.4 million, an impairment charge of $6.0 million, idle capacity and labor costs, net of subsidies, of $3.9 million and acquisition related costs of $0.4 million. Items affecting comparability in 2019 include exit and disposal and facility rationalization costs of $13.6 million and acquisition related costs of $3.1 million. Refer to Items Affecting Comparability.
CIT's revenue decline in 2020 primarily reflected lower volumes, led by the commercial aerospace market as a result of continued delays in the 737 Max production and lower build rates on narrow and wide body aircraft by OEMs, given steep declines in airline travel and customer plant shutdowns. The decline was partially offset by acquired medical device product lines.
CIT’s operating margin percentage decrease in 2020 was driven by lower volumes, unfavorable mix, higher restructuring and facility rationalization costs, and wage and raw material inflation, partially offset by savings from COS and lower incentive compensation and travel costs.
Carlisle Fluid Technologies (“CFT”)

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$242.7	$278.4	$(35.7)	(12.8)%	6.3%	(19.8)%	0.7%
Operating income	$5.3	$24.0	$(18.7)	(77.9)%
Operating margin percentage	2.2%	8.6%
Depreciation and amortization	$23.4	$24.1
Items affecting comparability (1)	$4.2	$0.8
(1)Items affecting comparability in 2020 include exit and disposal and facility rationalization costs of $3.7 million and acquisition related costs of $0.5 million. Items affecting comparability in 2019 includes acquisition related costs of $3.1 million and exit and disposal and facility rationalization costs $2.7 million, partially offset by a contingent consideration gain of $5.0 million. Refer to Items Affecting Comparability.
CFT's revenue decline in 2020 primarily reflected volume declines due to COVID-19 across all markets in which they operate, partially offset by contributions from acquisitions and price realization.

CFT’s operating margin percentage decrease in 2020 was driven by lower volumes and wage and raw material inflation, partially offset by lower incentive compensation and travel costs, savings from COS and price realization.
Carlisle Brake & Friction (“CBF”)
During the first quarter of 2020, we initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions and exited less profitable product lines that resulted in asset write-offs. This project is substantially complete with cumulative costs of $5.5 million recognized through December 31, 2020.

(in millions)	2020	2019	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$275.3	$327.0	$(51.7)	(15.8)%	—%	(16.0)%	0.2%
Operating income (loss)	$(3.7)	$21.3	$(25.0)	(117.4)%
Operating margin percentage	(1.3)%	6.5%
Depreciation and amortization	$21.5	$21.7
Items affecting comparability (1)	$6.7	$2.8
(1)Items affecting comparability in 2020 include exit and disposal and facility rationalization costs of $5.5 million and idle capacity and labor costs, net of subsidies, of $1.2 million. Items affecting comparability in 2019 include exit and disposal and facility rationalization costs of $2.8 million. Refer to Items Affecting Comparability.
CBF's revenue decline in 2020 primarily reflected lower volumes due to plant closures from COVID-19 in the heavy equipment, aerospace and transportation markets.
CBF's operating margin percentage decrease in 2020 was driven by lower volumes, unfavorable mix, higher restructuring and facility rationalization costs, and wage inflation, partially offset by savings from COS.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2020	December 31, 2019
Europe	$114.8	$62.2
North America (excluding U.S.)	50.8	43.4
China	19.3	17.9
Asia Pacific (excluding China)	30.1	69.1
International cash and cash equivalents	215.0	192.6
U.S. cash and cash equivalents	687.2	158.6
Total cash and cash equivalents	$902.2	$351.2
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared with December 31, 2019, was primarily related to cash generated from operations and proceeds from our public offering of $750.0 million of unsecured senior notes due in March 2030, partially offset by the early redemption of our $250.0 million notes due in December 2020. Additionally, during 2020 we utilized cash on hand to fund share repurchases, capital expenditures and pay dividends to shareholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in China, we may be subject to withholding taxes, and as such we have accrued $4.6 million in anticipation of those taxes as of December 31, 2020.
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
Sources and Uses of Cash and Cash Equivalents

(in millions)	2020	2019
Net cash provided by operating activities	$696.7	$703.1
Net cash used in investing activities	(122.6)	(694.9)
Net cash used in financing activities	(24.7)	(461.2)
Effect of foreign currency exchange rate changes on cash	1.6	0.6
Change in cash and cash equivalents	$551.0	$(452.4)
Operating Activities
We generated operating cash flows totaling $696.7 million for 2020 (including working capital sources of $81.5 million), compared with $703.1 million for 2019 (including working capital uses of $9.5 million). Lower operating cash flows in 2020 primarily reflect lower cash earnings, partially offset by a decline in working capital, both as a result of a decline in volumes.
Investing Activities
Cash used in investing activities of $122.6 million for 2020 primarily reflected capital expenditures of $95.5 million and the acquisition of Motion Tech Automation, LLC ("MTA"), net of cash acquired, for $33.0 million. Cash used in investing activities of $694.9 million for 2019 primarily reflected the acquisitions, net of cash acquired, of Providien for $328.7 million, Petersen for $202.0 million, MicroConnex Corporation ("MicroConnex") for $45.4 million and other acquisitions for $40.3 million, and capital expenditures of $88.9 million.
Financing Activities
Cash used in financing activities was $24.7 million for 2020. Net proceeds from our February notes offering, partially offset by the early redemption of our senior notes due December 15, 2020, and financing costs associated with our February notes offering, totaled $458.0 million. Additionally, we used cash of $382.4 million for share repurchases and $112.4 million for cash dividend payments, reflecting the increased annual dividend of $2.05 per share. Cash used in financing activities of $461.2 million for 2019 primarily reflected $382.1 million of share repurchases and $102.9 million of cash dividend payments.
Share Repurchases
On February 5, 2019, the Board of Directors (the "Board") approved a 5 million share increase in the Company's stock repurchase program. We repurchased approximately 3.1 million shares in 2020 as part of our plan to return capital to shareholders, utilizing $382.4 million of our cash on hand. As of December 31, 2020, we had authority to repurchase 1.9 million shares.
On February 2, 2021, the Board approved an additional 5 million share increase in the Company's stock repurchase program. Purchases may occur from time to time in the open market and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments. The Company plans to continue to repurchase shares in 2021 on an opportunistic basis.
We intend to pay dividends to our shareholders and have increased our dividend rate annually for the past 44 years. On February 2, 2021, the Board declared a regular quarterly dividend of $0.525 per share, payable on March 1, 2021, to shareholders of record at the close of business on February 19, 2021.

Debt Instruments
Senior Notes
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs to issue the 2030 Notes of approximately $22.9 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees, loss on treasury lock contracts and other costs. The discount, issuance costs and loss on treasury locks are amortized to interest expense over the life of the 2030 Notes. Interest is payable each March 1 and September 1, and commenced on September 1, 2020.
On February 28, 2020, we issued a notice for the redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. We recognized a loss on extinguishment of debt totaling $8.8 million in the first quarter of 2020.
We also have senior unsecured notes outstanding of $350.0 million due November 15, 2022 (at a stated interest rate of 3.75%), $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%) and $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility
On February 5, 2020, we entered into our Fourth Amended and Restated Credit Agreement (the “Amendment”) administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment extended the maturity date of the Facility from February 21, 2022, to February 5, 2025.
During 2020, borrowings under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%, and repayments totaled $500.0 million. As of December 31, 2020, there were no borrowings under the Facility and $1.0 billion of availability. During the year ended and as of December 31, 2019 there were no borrowings under the Facility.
Debt Covenants
We are required to meet various restrictive covenants and limitations under our senior notes and revolving credit facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2020 and 2019.
Refer to Note 14 for further information on our debt instruments.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to goodwill and indefinite-lived intangible assets, valuation of long-lived assets, revenue recognition, income taxes and extended product warranties on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group

We have determined that we have four reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2020	December 31, 2019
Carlisle Construction Materials	$613.0	$597.1
Carlisle Interconnect Technologies	835.6	835.2
Carlisle Fluid Technologies	193.1	187.5
Carlisle Brake & Friction	96.5	96.5
Total	$1,738.2	$1,716.3
Annual Impairment Test
We test our goodwill for impairment annually as of October 1. For the 2020 impairment test, the CCM reporting unit was tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Through the results of our analysis, we determined that it is not more likely than not that the fair value of the CCM reporting unit was less than its carrying value and thus, a quantitative analysis was not performed. The CIT, CFT and CBF reporting units were tested for impairment using the quantitative approach described above, resulting in fair value that substantially exceeded the carrying value for each of the reporting units.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CIT, CFT and CBF do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.
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
Annual Impairment Test
We test our indefinite-lived intangible assets for impairment annually as of October 1. For the 2020 impairment test, the CCM indefinite-lived intangible assets were tested for impairment using a qualitative approach. The CIT, CFT and CBF indefinite-lived intangible assets were tested for impairment using the quantitative approach described above, resulting in fair values that substantially exceeded the carrying values, with the exception of four trade names with an aggregate carrying value of $68.0 million that exceeded their carrying amounts by less than 5%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated revenues and discount rates. If our adjusted expectations of the revenues, both in size and timing, of CIT, CFT and CBF trade names do not materialize or if the discount rate increases (based on increases in interest rates, market rates of return or market volatility), we may be required to record trade name impairment charges, which may be material.
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
If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets or a combination of both. All of our asset groups were recoverable as of December 31, 2020.
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
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2020, is approximately 20 years.
Additionally, critical judgments and estimates related to revenue recognition relative to certain customer contracts in our CIT and CFT segments, in which they are contract manufacturers or where they have entered into an agreement to provide both services (engineering and design) and products resulting from those services, include the following:
•Determination of whether revenue is earned at a "point-in-time" or "over time": Where contracts provide for the manufacture of highly customized products with no alternative use and provide CIT or CFT the right to payment for work performed to date, including a normal margin for that effort, we have concluded those contracts require the recognition of revenue over time.
•Measurement of revenue using the key inputs of expected gross margin and inventory in our possession. We utilize an estimate of expected gross margin based on historical margin patterns and management’s experience, which vary based on the customers and end markets being evaluated. There are multiple unique customer contracts at CIT or CFT. Accordingly, the estimate of expected margin is done for each customer discretely. We review the margins for these categories as contracts, customers and product profiles change over time to ensure that the margin expectations reflect the best available data for each category.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and its reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations.
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss ("NOL"), and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.1 million on the deferred tax assets related to these carryforwards.
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
Items Affecting Comparability
Items affecting comparability include costs, and losses or gains related to, among other things, growth and profitability improvement initiatives and other events outside of core business operations (such as exit and disposal and facility rationalization charges, costs of and related to acquisitions, idle capacity and labor costs, asset impairments, net of subsidies, litigation settlement costs, insurance settlements, gains and losses from and costs related to divestitures, losses on debt extinguishment, and non-comparable tax items). Because these items affect our, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, we believe it is appropriate to present the total of these items to provide information regarding the comparability of results of operations period to period. The components of items affecting comparability follows:

	2020
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS
Exit and disposal costs	$24.5	$18.5		$0.34
Other facility rationalization costs	2.1	1.6		0.03
Acquisition related costs:
Inventory step-up amortization	0.7	0.5		0.01
Other acquisition costs	3.7	2.9		0.05
Idle capacity and labor costs, net of subsidies	8.8	6.7		0.12
Impairment charges	6.0	4.6		0.08
Gains from insurance recoveries	(0.7)	(0.6)		(0.01)
Gains from divestitures	(0.8)	(2.9)		(0.05)
Loss on debt extinguishment	—	6.6		0.12
Indemnification losses	—	3.2		0.06
Tax items	—	(16.9)	(1)	(0.31)
Total items affecting comparability	$44.3	$24.2		$0.44

(1)Excludes $(4.6) million of tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and diluted EPS from continuing operations.

	2019
(in millions, except per share amounts)	Impact to Operating Income	Impact to Income from Continuing Operations		Impact to Diluted EPS
Exit and disposal costs	$13.7	$10.3		$0.18
Other facility rationalization costs	5.7	4.4		0.08
Acquisition related costs:
Inventory step-up amortization	3.1	2.4		0.04
Other acquisition costs	8.3	6.9		0.12
Gains from contingent consideration	(5.0)	(5.0)		(0.09)
Gains from divestitures	(2.1)	(1.2)		(0.02)
Gain from step acquisition, net	—	(0.3)		—
Tax items	—	(13.2)	(1)	(0.23)
Total items affecting comparability	$23.7	$4.3		$0.08

(1)Excludes $(1.9) million of tax items related to indemnification asset write-offs which had zero impact to income from continuing operations and diluted EPS from continuing operations.
The impact to income from continuing operations reflects the tax effect of items affecting comparability, which is based on the statutory rate in the jurisdiction in which the expense or income is deductible or taxable. The per share impact of items affecting comparability to each period is based on diluted shares outstanding using the two-class method (refer to Note 5).

Outlook
Revenues
Our expectations for segment revenues in 2021 follows:

	2021 Revenue	Primary Drivers
Carlisle Construction Materials	high-single digit growth	•Strong replacement roofing demand •Expansion into new platforms, primarily spray foam insulation, architectural metals and Europe
Carlisle Interconnect Technologies	mid-to-high single-digit decline	•Longer-term recovery due to prolonged aerospace decline •Growth in medical
Carlisle Fluid Technologies	low-double digit growth	•Product introductions •Markets signaling bottom and order books strengthening
Carlisle Brake & Friction	low-double digit growth	•Product introductions •Markets signaling bottom and order books strengthening
Total Carlisle	mid-single digit growth
Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet shareholder return criteria, pay dividends to shareholders and return value to shareholders through share repurchases.
Capital expenditures in 2021 are expected to be between $150 million and $175 million, which primarily includes continued investments in CCM. Planned capital expenditures for 2021 include new product and capacity expansion, business sustaining projects, and cost reduction efforts.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission ("SEC") from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2020, and 2019, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2020 and 2019. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
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
We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $93.5 million and $108.1 million as of December 31, 2020 and 2019, respectively. The gross fair value was $5.0 million and $2.0 million as of December 31, 2020 and 2019, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $65.4 million and $124.4 million as of December 31, 2020 and 2019, respectively. The gross fair value was $0.2 million and $0.6 million as of December 31, 2020 and 2019, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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

Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2020 and 2019 we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill – CFT and CBF Reporting Units –Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to market revenue multiples and EBITDA multiples from within a comparable industry group. The fair values of the CFT and CBF reporting units exceeded their carrying values and, therefore, no impairment was recognized.
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
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of CFT and CBF, such as controls related to management’s forecasts and the selection of discount rates and comparable market revenue and EBITDA multiples.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 11, 2021
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Motion Tech Automation, LLC (“MTA”) which was acquired on July 22, 2020 and whose financial statements constitute less than 1% of total assets and net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of MTA.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 11, 2021

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Revenues	$4,245.2	$4,811.6	$4,479.5

Cost of goods sold	3,062.8	3,439.9	3,304.8
Selling and administrative expenses	641.5	667.1	625.4
Research and development expenses	54.8	60.9	55.1
Other operating expense (income), net	2.5	(10.5)	(14.8)
Operating income	483.6	654.2	509.0
Interest expense, net	76.6	66.1	64.7
Loss on extinguishment of debt	8.8	—	—
Interest income	(4.8)	(7.9)	(11.2)
Other non-operating expense, net	1.7	0.7	9.6
Income from continuing operations before income taxes	401.3	595.3	445.9
Provision for income taxes	77.1	121.6	87.3
Income from continuing operations	324.2	473.7	358.6

Discontinued operations:
(Loss) income before income taxes	(5.4)	(1.8)	300.1
(Benefit from) provision for income taxes	(1.3)	(0.9)	47.6
(Loss) income from discontinued operations	(4.1)	(0.9)	252.5
Net income	$320.1	$472.8	$611.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.93	$8.30	$5.92
(Loss) income from discontinued operations	(0.08)	(0.02)	4.17
Basic earnings per share	$5.85	$8.28	$10.09

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.88	$8.21	$5.88
(Loss) income from discontinued operations	(0.08)	(0.02)	4.14
Diluted earnings per share	$5.80	$8.19	$10.02

Average shares outstanding:
Basic	54.5	56.9	60.4
Diluted	55.0	57.5	60.8

Comprehensive income:
Net income	$320.1	$472.8	$611.1
Other comprehensive income (loss):
Foreign currency gains (losses)	39.4	(2.1)	(30.3)
Amortization of unrecognized net periodic benefit costs, net of tax	—	(2.0)	(0.4)
Other, net of tax	(12.3)	2.1	0.8
Other comprehensive income (loss)	27.1	(2.0)	(29.9)
Comprehensive income	$347.2	$470.8	$581.2
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$902.2	$351.2
Receivables, net	612.7	682.5
Inventories, net	503.5	510.6
Contract assets	84.5	100.5
Prepaid expenses	37.0	30.5
Other current assets	69.4	76.7
Total current assets	2,209.3	1,752.0

Property, plant and equipment, net	774.1	783.5
Goodwill, net	1,738.2	1,716.3
Other intangible assets, net	1,034.8	1,140.6
Other long-term assets	110.0	103.6
Total assets	$5,866.4	$5,496.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$317.6	$327.3
Accrued and other current liabilities	295.0	294.5
Contract liabilities	32.5	27.0
Current portion of debt	1.1	250.2
Total current liabilities	646.2	899.0

Long-term liabilities:
Long-term debt, less current portion	2,080.2	1,341.4
Contract liabilities	235.8	220.4
Other long-term liabilities	366.5	392.4
Total long-term liabilities	2,682.5	1,954.2

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share 200.0 shares authorized; 52.9 and 55.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	441.7	416.6
Treasury shares, at cost (25.5 and 22.7 shares, respectively)	(1,814.4)	(1,449.7)
Accumulated other comprehensive loss	(97.0)	(124.1)
Retained earnings	3,928.7	3,721.3
Total shareholders' equity	2,537.7	2,642.8
Total liabilities and equity	$5,866.4	$5,496.0
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income	$320.1	$472.8	$611.1
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	97.4	88.4	86.4
Amortization	126.8	117.0	104.2
Lease expense	28.1	27.5	—
Stock-based compensation	29.9	26.1	23.9
Loss on extinguishment of debt	8.8	—	—
Deferred taxes	(27.0)	(8.9)	(0.8)
Gain on sale of discontinued operations, net of tax	—	—	(250.4)
Other operating activities, net	21.9	5.4	(18.8)
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	78.9	1.0	(32.6)
Inventories	16.4	(1.9)	(29.0)
Contract assets	13.3	(26.7)	(21.9)
Prepaid expenses and other assets	(6.6)	(3.6)	(2.0)
Accounts payable	(15.2)	16.5	(39.5)
Accrued and other current liabilities	(5.3)	5.2	(99.9)
Contract Liabilities	20.5	18.5	11.8
Other long-term liabilities	(11.3)	(34.2)	(3.3)
Net cash provided by operating activities	696.7	703.1	339.2

Investing activities:
Capital expenditures	(95.5)	(88.9)	(120.7)
Acquisitions, net of cash acquired	(35.4)	(616.4)	(19.5)
Proceed from sale of discontinued operation	—	—	758.0
Other investing activities, net	8.3	10.4	11.4
Net cash (used in) provided by investing activities	(122.6)	(694.9)	629.2

Financing activities:
Borrowings from revolving credit facility	500.0	—	—
Repayments of revolving credit facility	(500.0)	—	—
Proceeds from notes	740.7	—	—
Repayments of notes	(258.5)	—	—
Repurchases of common stock	(382.4)	(382.1)	(459.8)
Dividends paid	(112.4)	(102.9)	(93.5)
Financing costs	(24.2)	—	—
Proceeds from exercise of stock options	21.3	37.0	22.7
Withholding tax paid related to stock-based compensation	(8.3)	(10.4)	(10.1)
Other financing activities, net	(0.9)	(2.8)	—
Net cash used in financing activities	(24.7)	(461.2)	(540.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.6	0.6	(1.1)
Change in cash and cash equivalents	551.0	(452.4)	426.6
Less: change in cash and cash equivalents of discontinued operations	—	—	1.3
Cash and cash equivalents at beginning of period	351.2	803.6	378.3
Cash and cash equivalents at end of period	$902.2	$351.2	$803.6
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Shareholders’ Equity

(in millions, except per share amounts)	Common Stock Outstanding		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
	Shares	Amount				Shares	Cost
Balance as of January 1, 2018	61.8	$78.7	$364.1	$(85.7)	$2,820.8	16.6	$(649.6)	$2,528.3
Adoption of accounting standards	—	—	—	(6.5)	13.0	—	—	6.5
Net income	—	—	—	—	611.1	—	—	611.1
Other comprehensive loss, net of tax	—	—	—	(29.9)	—	—	—	(29.9)
Dividends - $1.54 per share	—	—	—	—	(93.5)	—	—	(93.5)
Repurchases of common stock	(4.4)	—	—	—	—	4.4	(467.0)	(467.0)
Issuances and deferrals, net for stock-based compensation (1)	0.5	—	27.7	—	—	(0.5)	14.2	41.9
Balance as of December 31, 2018	57.9	$78.7	$391.8	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	472.8	—	—	472.8
Other comprehensive loss, net of tax	—	—	—	(2.0)	—	—	—	(2.0)
Dividends - $1.80 per share	—	—	—	—	(102.9)	—	—	(102.9)
Repurchases of common stock	(2.8)	—	—	—	—	2.8	(374.9)	(374.9)
Issuances and deferrals, net for stock-based compensation (1)	0.6	—	24.8	—	—	(0.6)	27.6	52.4
Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	320.1	—	—	320.1
Other comprehensive income, net of tax	—	—	—	27.1	—	—	—	27.1
Dividends - $2.05 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(3.1)	—	—	—	—	3.1	(382.4)	(382.4)
Issuances and deferrals, net for stock-based compensation (1)	0.3	—	25.1	—	—	(0.3)	17.7	42.8
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company has reclassified certain prior periods' amounts to conform with the current period presentation on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to reclassify contract assets from accounts receivable, net to a separately disclosed line item and on the Consolidated Balance Sheets and Consolidated Statement of Shareholders' Equity to combine the presentation of deferred compensation equity into additional paid-in capital.
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
Discontinued Operations
The results of operations for the Company's Carlisle FoodService Products ("CFS") segment have been classified as discontinued operations for all periods presented in the Consolidated Statements of Income. Refer to Note 4 for additional information.
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

The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2020, is approximately 20 years.
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

Receivables and Allowance for Credit Losses
Receivables are stated at amortized cost net of allowance for credit losses. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of revenue and the related receivable that provides evidence that such receivable will be realized in an amount less than that recognized at the time of sale. Estimates of credit losses are based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss.
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CIT	CFT	CBF	Corporate	Total
Balance as of December 31, 2018	$2.4	$1.0	$0.5	$1.2	$—	$5.1
Current period provision	—	0.8	0.1	—	0.5	1.4
Amounts acquired	0.1	—	0.5	—	—	0.6
Amounts written off	(0.3)	(0.2)	—	—	—	(0.5)
Balance as of December 31, 2019	$2.2	$1.6	$1.1	$1.2	$0.5	$6.6
Current period provision	0.8	0.1	0.1	0.6	—	1.6
Amounts written off	(0.6)	(0.4)	(0.4)	—	—	(1.4)
Balance as of December 31, 2020	$2.4	$1.3	$0.8	$1.8	$0.5	$6.8
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
Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the excess. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company’s annual testing date for indefinite-lived intangible assets is October 1st. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.
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
Contingencies and Insurance Recoveries
The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including commercial, employee, environmental or other regulatory litigation. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable. The Company's policy is to expense legal defense costs related to such matters as incurred.
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

Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials (“CCM”)—this segment produces a complete range of building envelope products for commercial, industrial and residential buildings, including single-ply roofing, rigid foam insulations, spray polyurethane foam technologies, architectural metal, heating, ventilation and air conditioning ("HVAC") hardware and sealants, below-grade waterproofing, and air and vapor barrier systems focused on the weatherproofing and thermal performance of the building envelope.
Carlisle Interconnect Technologies (“CIT”)—this segment produces high-performance wire and cable, including optical fiber, for the commercial aerospace, military and defense electronics, medical device, industrial, and test and measurement markets. CIT's product portfolio also includes sensors, connectors, contacts, cable assemblies, complex harnesses, racks, trays, and installation kits, in addition to engineering and certification services.
Carlisle Fluid Technologies (“CFT”)—this segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.
Carlisle Brake & Friction (“CBF”)—this segment produces high performance and severe duty brake, clutch and transmission applications for the construction, agriculture, mining, aircraft, on-highway and other industrial markets.

Summary financial information by reportable segment follows:

(in millions)	Revenues	Operating Income (Loss)	Assets	Depreciation and Amortization	Capital Expenditures
2020
Carlisle Construction Materials	$2,995.6	$581.6	$2,045.3	$98.0	$52.0
Carlisle Interconnect Technologies	731.6	(2.1)	1,740.9	77.5	14.5
Carlisle Fluid Technologies	242.7	5.3	679.6	23.4	4.7
Carlisle Brake & Friction	275.3	(3.7)	419.8	21.5	10.2
Segment Total	4,245.2	581.1	4,885.6	220.4	81.4
Corporate and unallocated (1)	—	(97.5)	980.8	3.8	14.1
Total	$4,245.2	$483.6	$5,866.4	$224.2	$95.5
2019
Carlisle Construction Materials	$3,233.3	$576.0	$2,097.8	$93.9	$30.1
Carlisle Interconnect Technologies	972.9	131.6	1,880.4	63.0	23.6
Carlisle Fluid Technologies	278.4	24.0	707.5	24.1	3.5
Carlisle Brake & Friction	327.0	21.3	441.3	21.7	19.1
Segment Total	4,811.6	752.9	5,127.0	202.7	76.3
Corporate and unallocated (1)	—	(98.7)	369.0	2.7	12.6
Total	$4,811.6	$654.2	$5,496.0	$205.4	$88.9
2018
Carlisle Construction Materials	$2,880.3	$435.4	$1,870.7	$77.9	$50.0
Carlisle Interconnect Technologies	933.8	117.3	1,446.4	58.3	27.2
Carlisle Fluid Technologies	291.6	37.1	678.0	22.9	11.5
Carlisle Brake & Friction	373.8	(0.8)	446.6	23.5	22.4
Segment Total	4,479.5	589.0	4,441.7	182.6	111.1
Corporate and unallocated (1)	—	(80.0)	807.5	2.9	1.5
Discontinued operations	—	—	—	5.1	8.1
Total	$4,479.5	$509.0	$5,249.2	$190.6	$120.7
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and other invested assets.
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2020	December 31, 2019
United States	$551.0	$571.8
International:
Europe	127.3	117.1
Asia	41.9	44.7
Mexico	29.9	31.3
United Kingdom	28.0	28.1
Other	0.2	0.2
Total long-lived assets	$778.3	$793.2

A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,677.5	$540.9	$109.4	$102.5	$3,430.3
International:
Europe	201.4	65.3	46.3	82.0	395.0
Asia	17.8	69.9	74.9	66.2	228.8
Canada	77.7	3.4	5.2	3.3	89.6
Mexico	4.3	33.7	4.6	8.7	51.3
Middle East and Africa	11.7	15.0	1.6	1.0	29.3
Other	5.2	3.4	0.7	11.6	20.9
Total international	318.1	190.7	133.3	172.8	814.9
Total revenues	$2,995.6	$731.6	$242.7	$275.3	$4,245.2

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,895.5	$699.5	$124.1	$128.0	$3,847.1
International:
Europe	204.2	71.7	54.8	97.6	428.3
Asia	19.7	107.9	87.9	72.8	288.3
Canada	89.7	5.5	6.2	3.3	104.7
Mexico	3.0	53.0	2.7	11.3	70.0
Middle East and Africa	13.1	23.0	1.9	1.4	39.4
Other	8.1	12.3	0.8	12.6	33.8
Total international	337.8	273.4	154.3	199.0	964.5
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$2,552.6	$634.0	$116.9	$157.8	$3,461.3
International:
Europe	186.2	89.7	58.6	109.0	443.5
Asia	16.4	114.0	100.1	76.0	306.5
Canada	97.9	4.8	6.5	2.9	112.1
Mexico	4.1	48.2	5.4	14.3	72.0
Middle East and Africa	15.2	27.7	2.5	1.4	46.8
Other	7.9	15.4	1.6	12.4	37.3
Total international	327.7	299.8	174.7	216.0	1,018.2
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Customer Information

Revenues from Beacon Roofing Supply, Inc. accounted for approximately 11.2%, 11.0% and 11.8% of the Company’s consolidated revenues during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 11.4% and 10.5% of the Company's consolidated revenues during the years ended December 31, 2020 and 2019, respectively. Sales to both of these customers originate in the CCM segment. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018.

Note 3—Acquisitions
2020 Acquisitions
Motion Tech Automation, LLC
On July 22, 2020, the Company acquired 100% of the equity of Motion Tech Automation, LLC ("MTA") for consideration of $33.3 million, including $0.3 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2020. The acquired products and services include sensors, manufacturing services, distribution services and engineering services to packaging and label, life sciences, semiconductor, fluid handling, and test and measurement customers.
For the period from July 22, 2020 to December 31, 2020, the related product lines contributed revenues of $9.9 million and an operating loss of $0.5 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CIT and CFT segments.
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
For the period from November 20, 2019 to December 31, 2019, the related product lines contributed revenues of $11.3 million and operating income of $0.1 million to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CIT segment.
The following table summarizes the consideration transferred to acquire Providien and the allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 11/20/2019		As of 11/20/2020
Total cash consideration transferred	$332.1	$(0.8)	$331.3
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3.4	—	3.4
Receivables, net	9.8	—	9.8
Inventories, net	2.7	(0.3)	2.4
Contract assets	29.1	(4.5)	24.6
Prepaid expenses and other current assets	2.3	(0.9)	1.4
Property, plant and equipment	12.9	—	12.9
Definite-lived intangible assets	135.4	(2.7)	132.7
Other long-term assets	7.1	(0.3)	6.8
Accounts payable	(6.0)	0.2	(5.8)
Income tax payable	(0.7)	0.8	0.1
Accrued and other current liabilities	(7.0)	—	(7.0)
Other long-term liabilities	(8.1)	1.1	(7.0)
Deferred income taxes	(27.1)	8.1	(19.0)
Total identifiable net assets	153.8	1.5	155.3
Goodwill	$178.3	$(2.3)	$176.0
The goodwill recognized in the acquisition of Providien reflects market participant synergies attributable to significant raw material purchase synergies with CIT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $9.8 million of gross contractual accounts receivable, of which less than $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CIT reporting unit, which aligns with the CIT reportable segment. Goodwill totaled $176.0 million, of which $67.5 million is deductible for tax purposes. The fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

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
For the period from January 11, 2019 to December 31, 2019, the related product lines contributed revenues of $176.2 million and operating income of $9.8 million to the Company's consolidated results. The results of operations of the acquired business are reported as part of the CCM segment.
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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 1/11/2019		As of 1/11/2020
Total cash consideration transferred	$207.2	$—	$207.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5.2	—	5.2
Receivables, net	11.5	—	11.5
Inventories, net	39.5	(0.3)	39.2
Prepaid expenses and other current assets	2.1	—	2.1
Property, plant and equipment	17.8	—	17.8
Definite-lived intangible assets	109.3	0.8	110.1
Other long-term assets	9.5	—	9.5
Accounts payable	(5.9)	—	(5.9)
Income tax payable	1.7	—	1.7
Accrued and other current liabilities	(8.7)	—	(8.7)
Other long-term liabilities	(12.4)	(0.1)	(12.5)
Deferred income taxes	(25.4)	(0.2)	(25.6)
Total identifiable net assets	144.2	0.2	144.4
Goodwill	$63.0	$(0.2)	$62.8
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. During 2020 the Company released $3.0 million of the indemnification asset related to escrow expirations. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation ("MicroConnex") for cash consideration of $46.2 million, including $0.8 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2019. The acquired product lines include highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
For the period from April 1, 2019 to December 31, 2019, the related product lines contributed revenues of $10.2 million and operating loss of $0.8 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CIT segment.
Consideration of $15.2 million has been allocated to goodwill, $27.4 million to definite-lived intangible assets, $0.9 million to inventory, $3.4 million to accounts receivable, $0.6 million to accounts payable and $7.0 million to deferred income taxes. Definite-lived intangible assets consist of customer relationships with a useful life of 12 years, trade names with a useful life of 17 years and acquired technologies with a useful life of five years. None of the $15.2 million allocated to goodwill is deductible for tax purposes. All of the goodwill has been assigned to the CIT reporting unit, which aligns with the reportable segment.

Prior Acquisition Matters
Accella Holdings LLC
In conjunction with the November 2017 acquisition of Accella Holdings LLC, the parent company to Accella Performance Materials Inc. (collectively "Accella"), the Company recorded an indemnification asset of $15.6 million for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During 2020, 2019 and 2018, $4.7 million, $1.9 million and $4.6 million, respectively, of the tax uncertainties were resolved, resulting in the reversal of the related indemnification assets and corresponding liabilities.
Note 4—Discontinued Operations
On March 20, 2018, the Company completed the sale of CFS to The Jordan Company of New York, NY for gross proceeds of $758.0 million, including a working capital adjustment, which was finalized in the third quarter of 2018.
A summary of the results from discontinued operations included in the Consolidated Statements of Income follows:

(in millions)	2020	2019	2018
Revenue	$—	$—	$69.5

Cost of goods sold	—	—	49.5
Other operating expense, net	—	—	16.7
Operating income	—	—	3.3
Other non-operating expense, net	5.4	1.8	—
(Loss) income from discontinued operations before income taxes	(5.4)	(1.8)	3.3
Gain on sale of discontinued operations	—	—	296.8
(Benefit from) provision for income taxes	(1.3)	(0.9)	47.6
(Loss) income from discontinued operations	$(4.1)	$(0.9)	$252.5
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

(in millions)	2018
Net cash used in operating activities	$(2.0)
Net cash used in investing activities	(8.1)
Net cash provided by financing activities (1)	11.4
Change in cash and cash equivalents from discontinued operations	$1.3
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions except per share amounts)	2020	2019	2018
Income from continuing operations	$324.2	$473.7	$358.6
Less: dividends declared	(112.7)	(102.9)	(93.5)
Undistributed earnings	211.5	370.8	265.1
Percent allocated to common shareholders (1)	99.7%	99.7%	99.7%
	210.9	369.7	264.3
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	112.2	102.7	93.1
Income from continuing operations attributable to common shareholders	$323.1	$472.4	$357.4

Shares:
Basic weighted-average shares outstanding	54.5	56.9	60.4
Effect of dilutive securities:
Performance awards	0.3	0.2	0.1
Stock options	0.2	0.4	0.3
Diluted weighted-average shares outstanding	55.0	57.5	60.8

Per share income from continuing operations attributable to common shares:
Basic	$5.93	$8.30	$5.92
Diluted	$5.88	$8.21	$5.88

(1) Basic weighted-average shares outstanding	54.5	56.9	60.4
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	54.7	57.1	60.6
Percent allocated to common shareholders	99.7%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions)	2020	2019	2018
(Loss) income from discontinued operations attributable to common shareholders for basic and dilutive earnings per share	$(4.1)	$(0.9)	$251.8
Net income attributable to common shareholders for basic and diluted earnings per share	319.0	471.5	609.2
Anti-dilutive stock options excluded from EPS calculation (1)	0.3	—	0.8
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
The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the manufacturing facility or delivered to the customer, depending on shipping terms. Revenue is recognized over time primarily for separately priced extended service warranties in the CCM segment and certain highly customized product contracts in the CIT and CFT segments. Revenues for separately priced extended service warranties are recognized over the life of the contract. Revenues for highly customized product contracts are recognized based on the proportion of costs incurred to date, relative to total estimated costs to complete the contract and are generally incurred over twelve months or less. Highly customized product contract costs generally include labor, material and overhead. A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	2020
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$2,972.2	$422.9	$240.4	$275.3	$3,910.8
Products and services transferred over time	23.4	308.7	2.3	—	334.4
Total revenues	$2,995.6	$731.6	$242.7	$275.3	$4,245.2

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$3,211.1	$531.7	$278.4	$327.0	$4,348.2
Products and services transferred over time	22.2	441.2	—	—	463.4
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
Products transferred at a point in time	$2,859.0	$540.7	$291.6	$373.8	$4,065.1
Products and services transferred over time	21.3	393.1	—	—	414.4
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020 follows:

(in millions)	2021	2022	2023	2024	2025	Thereafter
Extended service warranties	$22.9	$21.7	$20.5	$19.4	$18.5	$155.3
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

(in millions)	2020	2019	2018
Balance as of January 1	$247.4	$227.4	$215.8
Revenue recognized	(68.4)	(69.1)	(79.5)
Revenue deferred	89.3	87.6	90.5
Acquired liabilities	—	1.5	0.6
Balance as of December 31	$268.3	$247.4	$227.4
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT and CFT segments. Accounts receivable are recorded when the right to payment becomes unconditional, which generally occurs over twelve months or less. A summary of the change in contract assets follows:

(in millions)	2020	2019	2018
Balance as of January 1	$100.5	$44.7	$—
Balance as of December 31	84.5	100.5	44.7
Change in contract assets	$(16.0)	$55.8	$44.7
The change in contract assets for the year ended December 31, 2020, primarily reflects the recognition of revenue exceeding billings of $13.3 million and measurement period adjustments net of acquired contract assets, of $3.3 million, partially offset by currency translation and other of $0.6 million. The change in contract assets for the year ended December 31, 2019, primarily reflects acquired contract assets of $29.1 million and excess billings over recognized revenue of $26.7 million. The change in contract assets for the year ended December 31, 2018, primarily reflects the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") of $22.8 million and excess billings over recognized revenue of $21.9 million.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,839.0	$—	$—	$—	$2,839.0
Aerospace	—	348.1	—	14.9	363.0
Heavy equipment	69.8	—	—	220.3	290.1
Medical	—	222.7	—	—	222.7
Transportation	—	—	132.4	30.0	162.4
General industrial and other	86.8	160.8	110.3	10.1	368.0
Total revenues	$2,995.6	$731.6	$242.7	$275.3	$4,245.2

	2019
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$3,035.6	$—	$—	$—	$3,035.6
Aerospace	—	641.4	—	23.3	664.7
Heavy equipment	100.2	—	—	259.5	359.7
Medical	—	162.3	—	—	162.3
Transportation	—	—	152.2	33.5	185.7
General industrial and other	97.5	169.2	126.2	10.7	403.6
Total revenues	$3,233.3	$972.9	$278.4	$327.0	$4,811.6

	2018
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$2,661.4	$—	$—	$—	$2,661.4
Aerospace	—	620.3	—	21.5	641.8
Heavy equipment	112.1	—	—	300.7	412.8
Medical	—	146.4	—	—	146.4
Transportation	—	—	154.9	41.1	196.0
General industrial and other	106.8	167.1	136.7	10.5	421.1
Total revenues	$2,880.3	$933.8	$291.6	$373.8	$4,479.5

Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries and the Company’s non-employee directors. Members of the Board of Directors (the "Board") that receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by shareholders on May 6, 2015. The Program allows for up to 4.2 million awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. As of December 31, 2020, 1.2 million shares were available for grant under this plan.
During the year ended December 31, 2020, the Company awarded 395 thousand stock options, 69 thousand restricted stock awards, 46 thousand performance share awards and 8 thousand restricted stock units as part of the Program with an aggregate grant-date fair value of approximately $33.5 million to be recognized over the requisite service period for each award.

Stock-based compensation cost by award type follows:

(in millions)	2020	2019	2018
Stock option awards	$11.2	$10.8	$11.0
Restricted stock awards	8.9	7.4	7.7
Performance share awards	7.9	6.0	7.4
Restricted stock units	1.4	1.3	1.4
Stock appreciation rights	3.4	8.6	—
Total stock-based compensation cost incurred	32.8	34.1	27.5
Capitalized cost during the period	(4.5)	(10.6)	(1.3)
Amortization of capitalized cost during the period	1.6	7.9	0.8
Total stock-based compensation expense	$29.9	$31.4	$27.0
Income tax benefit	$9.6	$12.9	$10.6
In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $5.1 million and $11.5 million to stock-based compensation costs for the years ended December 31, 2020 and December 31, 2019, respectively. Compensation cost of $6.1 million and $3.2 million was capitalized as inventory as of December 31, 2020 and December 31, 2019, respectively. Inventory is recognized in costs of goods sold when that related inventory is sold.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost related to stock options of $6.6 million as of December 31, 2020, is to be recognized over a weighted-average period of 1.2 years.
The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock options. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts)	2020	2019	2018	2018 One-time Grant
Expected dividend yield	1.3%	1.6%	1.4%	1.4%
Expected term (in years)	4.8	4.9	5.5	3.9
Expected volatility	21.9%	21.3%	23.1%	20.7%
Risk-free interest rate	1.4%	2.5%	2.6%	2.6%
Weighted-average grant date fair value (per share)	$29.29	$21.07	$23.71	$21.91
Fair value of options granted	$11.6	$9.7	$9.1	$13.6
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
A summary of stock options outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	1,825	$101.95
Options granted	395	159.49
Options exercised	(229)	95.49
Options forfeited / expired	(165)	119.11
Outstanding as of December 31, 2020	1,826	114.03	7.0	$78.8
Vested and exercisable as of December 31, 2020	768	98.25	5.4	$44.5

Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2020	2019	2018
Intrinsic value of options exercised	$11.9	$25.4	$18.4
Fair value of options vested	$7.9	$6.3	$10.2
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost related to restricted stock of $6.6 million as of December 31, 2020, is to be recognized over a weighted-average period of 1.7 years.
Information related to restricted stock during the years ended December 31 follows:

	2020	2019	2018
Weighted-average grant date fair value (per share)	$147.78	$112.70	$114.27
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	173	$109.62
Shares granted	69	147.78
Shares vested	(66)	114.39
Shares forfeited	(10)	123.70
Outstanding as of December 31, 2020	166	122.88	0.8	$26.0
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2020	2019	2018
Intrinsic value of restricted stock exercised	$9.6	$5.6	$11.7
Fair value of restricted stock vested	$7.5	$4.6	$9.8
Performance Share Awards
Performance shares vest based on the employee rendering three years of service to the Company and the attainment of a market condition over the performance period, which is based on the Company’s relative total shareholder return versus the S&P Midcap 400 Index® over a pre-determined time period as determined by the Compensation Committee of the Board. Unrecognized compensation cost related to performance share awards of $7.7 million as of December 31, 2020, is to be recognized over a weighted-average period of 1.8 years.
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
Information related to performance shares during the years ended December 31 follows:

	2020	2019	2018
Weighted-average grant date fair value (per share)	$222.50	$149.27	$140.20

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	143	$143.94
Awards granted	46	222.50
Awards vested	(80)	141.79
Awards converted	36	141.81
Awards forfeited	(9)	167.03
Outstanding as of December 31, 2020	136	170.34	0.9	$21.2
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2020	2019	2018
Intrinsic value of performance share awards exercised	$12.9	$5.0	$5.3
Fair value of performance share awards vested	$11.3	$5.9	$5.2
Restricted Stock Units
Up to and including February 4, 2020, restricted stock units were awarded to eligible directors which are fully vested and expensed upon grant date. The restricted stock units are paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. Effective May 6, 2020, eligible directors will no longer be issued restricted stock units, but instead will be awarded restricted stock awards that will vest on the earlier of (i) one year from the date of grant; (ii) the director’s retirement from the Board upon reaching age 72 or after completing 18 consecutive years of service on the Board; or (iii) a change in control of the Company.
Additional information related to restricted stock unit activity during the years ended December 31 follows:

(in thousands, except per share amounts)	2020	2019	2018
Restricted stock units granted	8	12	13
Weighted-average grant date fair value (per share) (1)	$161.41	$110.79	$108.72
(1)Restricted stock units' fair value is based on the closing market price of the stock on the respective dates of the grants.
Stock Appreciation Rights
Stock appreciation rights issued under the 2018 one-time grant discussed above, cliff vest on May 2, 2021, at which date they will immediately vest and be settled in cash. Unrecognized compensation cost related to stock appreciation rights of $2.0 million as of December 31, 2020, is to be recognized over a weighted-average period of 0.3 years.
The stock appreciation rights are classified as liability awards and are measured at fair value at each balance sheet date. The Company utilizes the BSM option pricing model to determine the fair value of its stock appreciation rights. The BSM relies on certain assumptions to estimate a stock appreciation right's fair value. The weighted average assumptions used in the December 31, 2020 determination of fair value for stock appreciation rights follows:

(in millions, except per share amounts)	2018 One-time Grant
Expected dividend yield	1.5%
Expected term (in years)	0.3
Expected volatility	30.1%
Risk-free interest rate	0.1%
Weighted-average grant date fair value (per share)	$48.24
Fair value of stock appreciation rights granted	$13.5
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

A summary of stock appreciation awards outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	362	$106.85
Awards exercised	(3)	106.85
Awards forfeited	(78)	106.85
Outstanding as of December 31, 2020	281	106.85	0.3	$13.9
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer 84 thousand and 86 thousand shares of Company common stock as of December 31, 2020 and 2019, respectively. Company stock held for future issuance of vested awards is classified as additional paid in capital in the Consolidated Balance Sheets and is recorded at grant date fair value. Such deferred shares are included in basic earnings per share.
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
CIT
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19"). Select operations will be relocated to existing facilities primarily in North America. The project is estimated to take 12 to 18 months to complete. During the year ended December 31, 2020, exit and disposal costs totaled $6.6 million primarily for employee termination benefit costs and facility cleanup costs. Total exit and disposal costs are expected to approximate $13.2 million, with approximately $6.6 million costs remaining to be incurred, primarily in 2021.
During the second quarter of 2020, the Company initiated plans to exit its manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to its existing manufacturing facility in Franklin, Wisconsin. This project is substantially complete with cumulative exit and disposal costs of $1.6 million, primarily for employee termination benefit costs and the impairment of certain assets, recognized through December 31, 2020.
The Company has completed its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the year ended December 31, 2020, exit and disposal costs totaled $2.3 million, primarily for facility clean up, travel and employee termination benefit costs. Cumulative exit and disposal costs of $10.9 million were recognized through December 31, 2020.
CBF
During the first quarter of 2020, the Company initiated plans to consolidate certain operations globally to reduce costs and streamline processes by consolidating certain positions within selling, general and administrative, and manufacturing functions, and exited less profitable product lines that resulted in asset write-offs. This project is substantially complete with cumulative exit and disposal costs of $5.5 million, primarily for employee termination benefit costs and the impairment of certain assets, recognized through December 31, 2020.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines from COVID-19. CIT, CFT and CCM incurred $3.7 million, $3.4 million and $1.0 million, respectively, in severance expense during the year ended December 31, 2020.

Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	2020	2019	2018
Employee severance and benefit arrangements	$16.7	$7.5	$3.2
Accelerated depreciation and impairments	3.2	0.2	2.3
Facility cleanup costs	2.5	—	—
Relocation costs	0.4	0.9	6.3
Lease termination costs	—	1.8	1.1
Other restructuring costs	1.7	3.3	5.0
Total exit and disposal costs	$24.5	$13.7	$17.9
The Company's exit and disposal costs by segment follows:

(in millions)	2020	2019	2018
Carlisle Interconnect Technologies	$14.3	$8.5	$3.2
Carlisle Brake & Friction	5.5	2.2	13.6
Carlisle Fluid Technologies	3.7	2.7	1.1
Carlisle Construction Materials	1.0	0.3	—
Total exit and disposal costs	$24.5	$13.7	$17.9
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	2020	2019	2018
Cost of goods sold	$12.9	$7.1	$15.5
Selling and administrative expenses	9.5	5.6	1.9
Research and development expenses	0.3	0.1	0.1
Other operating expense, net	1.8	0.9	0.4
Total exit and disposal costs	$24.5	$13.7	$17.9
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2019	$5.2
Charges	24.5
Cash payments	(23.0)
Balance as of December 31, 2020	$6.7
The liability of $6.7 million as of December 31, 2020, primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2020	2019	2018
Continuing operations:
U.S. domestic	$336.9	$484.7	$352.2
Foreign	64.4	110.6	93.7
Income from continuing operations before income taxes	401.3	595.3	445.9

Discontinued operations:
U.S. domestic	(5.4)	(1.8)	299.8
Foreign	—	—	0.3
Income from discontinued operations before income taxes	(5.4)	(1.8)	300.1

Total income before income taxes	$395.9	$593.5	$746.0

The provision for income taxes from continuing operations consists of the following:

(in millions)	2020	2019	2018
Current provision:
Federal and State	$79.5	$105.9	$62.0
Foreign	23.3	23.4	25.9
Total current provision	102.8	129.3	87.9

Deferred benefit:
Federal and State	(14.4)	(6.9)	7.9
Foreign	(11.3)	(0.8)	(8.5)
Total deferred benefit	(25.7)	(7.7)	(0.6)

Total provision for income taxes	$77.1	$121.6	$87.3
Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions)	2020	2019	2018
Taxes at U.S. statutory rate	$84.3	$125.0	$93.6
State and local taxes, net of federal income tax benefit	10.7	15.2	10.8
Foreign earnings taxed at different rates	3.3	0.8	1.1
Change in unrecognized tax benefit	(11.5)	(2.8)	(7.8)
Return to provision adjustments	(2.7)	(7.6)	(2.3)
Tax credits	(5.0)	(5.2)	(3.0)
Impact of U.S. tax reform	—	—	(3.3)
Other, net	(2.0)	(3.8)	(1.8)
Provision for income taxes	$77.1	$121.6	$87.3
Effective income tax rate on continuing operations	19.2%	20.4%	19.6%
Cash payments for income taxes, net of refunds, were $120.9 million, $120.6 million and $203.0 million, in 2020, 2019 and 2018, respectively.
Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2020	December 31, 2019
Employee benefits	$38.2	$29.8
Deferred revenue	24.4	22.9
Lease liabilities	14.8	16.3
Inventory reserves	7.5	7.6
Deferred state tax attributes	7.2	8.3
Warranty reserves	5.4	4.6
Foreign loss carryforwards	5.3	4.4
Allowance for credit losses	3.3	3.3
Federal tax credit carryovers	3.3	2.4
Other, net	8.7	5.0
Gross deferred assets	118.1	104.6
Valuation allowances	(7.1)	(5.3)
Deferred tax assets after valuation allowances	111.0	99.3

Intangibles	(205.8)	(219.0)
Property, plant and equipment	(57.8)	(55.8)
Right of use assets	(13.2)	(15.0)
Undistributed foreign earnings	(4.6)	(13.6)
Gross deferred liabilities	(281.4)	(303.4)

Net deferred tax liabilities	$(170.4)	$(204.1)

Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2020	December 31, 2019
Other long-term assets	$3.5	$3.6
Other long-term liabilities	(173.9)	(207.7)
Net deferred tax liabilities	$(170.4)	$(204.1)
Valuation Allowances
As of December 31, 2020, the Company had no deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes but had a deferred tax asset for state NOL carryforwards and credits of approximately $3.1 million (expiring 2022 through 2040). The Company believes that it is likely that certain of the state attributes will expire unused and therefore has established a valuation allowance of approximately $0.4 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to NOL carryforwards in foreign jurisdictions of approximately $5.3 million, which begin to expire in 2022. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $3.5 million. As of December 31, 2020, the Company had foreign tax credit carryforwards of $3.2 million, which begin to expire in 2028. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance.

Undistributed Foreign Earnings
The Company has determined that an amount approximately equal to foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $4.6 million. It is not practicable to calculate deferred tax balances on other basis differences.
Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2020	2019	2018
Balance as of January 1	$35.9	$27.3	$37.4
Additions based on tax positions related to current year	0.4	0.3	3.3
Reductions due to statute of limitations	(10.8)	(5.0)	(12.0)
Adjustments related to acquired uncertain tax positions	(0.8)	11.6	—
Adjustments for tax positions of prior years	—	2.0	—
Reductions due to settlements	—	(0.1)	(1.2)
Adjustments due to foreign exchange rates	(0.2)	(0.2)	(0.2)
Balance as of December 31	$24.5	$35.9	$27.3
If the unrecognized tax benefits as of December 31, 2020, were to be recognized, approximately $28.6 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2020, 2019 and 2018 were $8.2 million, $9.2 million and $5.1 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company is working with the IRS to complete its compliance assurance process for the 2019 tax year.
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

Note 10—Inventories, net

(in millions)	December 31, 2020	December 31, 2019
Raw materials	$193.1	$207.5	(1)
Work-in-process	85.5	85.3	(1)
Finished goods	266.0	254.3	(1)
Reserves	(41.1)	(36.5)
Inventories, net	$503.5	$510.6
(1)As corrected from $241.0 million for raw materials, $45.2 million for work-in-process and $260.9 million for finished goods, as previously reported.
Note 11—Property, Plant and Equipment, net

(in millions)	December 31, 2020	December 31, 2019
Land	$72.9	$75.8
Buildings and leasehold improvements	499.1	479.8
Machinery and equipment	971.1	926.0
Projects in progress	59.6	54.7
Property, plant and equipment, gross	1,602.7	1,536.3
Accumulated depreciation	(828.6)	(752.8)
Property, plant and equipment, net	$774.1	$783.5
Capitalized interest totaled $1.3 million, $1.2 million and $2.2 million for 2020, 2019 and 2018, respectively.
Note 12—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF (1)	Total
Net balance as of December 31, 2018	$532.8	$643.1	$169.5	$96.4	$1,441.8
Goodwill acquired during year (2), (3)	64.3	194.1	16.1	—	274.5
Measurement period adjustments	0.5	(1.9)	1.6	—	0.2
Currency translation and other	(0.5)	(0.1)	0.3	0.1	(0.2)
Net balance as of December 31, 2019	$597.1	$835.2	$187.5	$96.5	$1,716.3
Goodwill acquired during year (2), (3)	12.5	2.8	2.8	—	18.1
Measurement period adjustments	—	(2.3)	—	—	(2.3)
Currency translation and other	3.4	(0.1)	2.8	—	6.1
Net balance as of December 31, 2020	$613.0	$835.6	$193.1	$96.5	$1,738.2
(1)CBF goodwill is presented net of accumulated impairment losses of $130.0 million recorded in prior periods. No other segments have incurred impairment losses.
(2)See Note 3 for further information on goodwill resulting from recent acquisitions.
(3)In addition to the acquisitions disclosed in Note 3, the Company acquired one business for an aggregate purchase price of $3.2 million during 2020 and five businesses for an aggregate purchase price of $42.4 million during 2019.

Other Intangible Assets, net

	December 31, 2020			December 31, 2019
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,060.6	$(436.4)	$624.2	$1,054.4	$(354.9)	$699.5
Technology and intellectual property	313.6	(208.9)	104.7	304.1	(167.0)	137.1
Trade names and other	117.7	(50.4)	67.3	100.0	(38.7)	61.3
Assets not subject to amortization:
Trade names	238.6	—	238.6	242.7	—	242.7
Other intangible assets, net	$1,730.5	$(695.7)	$1,034.8	$1,701.2	$(560.6)	$1,140.6

The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2020, follows (in years):

Customer relationships	9.1
Technology and intellectual property	5.8
Trade names and other	9.9
Total assets subject to amortization	8.7

Intangible assets subject to amortization as of December 31, 2020, will be amortized as follows:

(in millions)	2021	2022	2023	2024	2025	Thereafter
Estimated future amortization expense	$118.9	$103.1	$97.4	$88.3	$85.2	$303.3

The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2020	December 31, 2019
Carlisle Construction Materials	$300.9	$345.3
Carlisle Interconnect Technologies	384.8	441.0
Carlisle Fluid Technologies	261.3	272.8
Carlisle Brake & Friction	73.9	80.2
Corporate	13.9	1.3
Total	$1,034.8	$1,140.6

Note 13—Accrued and Other Current Liabilities

(in millions)	December 31, 2020	December 31, 2019
Compensation and benefits	$109.3	$109.5
Customer incentives	68.0	69.9
Standard product warranties	30.5	29.2
Income and other accrued taxes	14.8	22.7
Other accrued liabilities	72.4	63.2
Accrued and other current liabilities	$295.0	$294.5

Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, fluid technologies and braking products. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	2020	2019
Balance as of January 1	$29.2	$31.9
Provision	14.7	17.1
Claims	(14.1)	(19.6)
Foreign exchange	0.7	(0.2)
Balance as of December 31	$30.5	$29.2

Note 14—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
2.75% Notes due 2030	$750.0	$—	$804.8	$—
3.75% Notes due 2027	600.0	600.0	679.3	623.4
3.5% Notes due 2024	400.0	400.0	438.3	414.2
3.75% Notes due 2022	350.0	350.0	366.9	361.4
5.125% Notes due 2020	—	250.0	—	255.0
Unamortized discount, debt issuance costs and other	(18.7)	(8.4)
Total long term-debt	$2,081.3	$1,591.6
Less current portion of long-term debt	1.1	250.2
Total long term-debt, net of current portion	$2,080.2	$1,341.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.
2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected net within long-term debt on the Consolidated Balance Sheets and the loss on treasury locks of $16.4 million is reflected in accumulated other comprehensive income on the Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1, and commenced on September 1, 2020.
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
On February 28, 2020, the Company issued a notice for the redemption in full of the 2020 Notes. The 2020 Notes were redeemed on March 29, 2020 (the “Redemption Date”) at the redemption price of $262.1 million, consisting of the principal amount of $250.0 million, $8.4 million premium for early redemption and $3.7 million of interest to the redemption date. The premium along with remaining unamortized issuance costs of $8.8 million are reflected in loss on extinguishment of debt and the $3.7 million of interest is reflected in interest expense in the Consolidated Statements of Income.
Notes Terms and Redemption Features
The 2030, 2027, 2024 and 2022 Notes (jointly the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
2.75% Notes due 2030	December 1, 2029	20 basis points
3.75% Notes due 2027	September 1, 2027	25 basis points
3.5% Notes due 2024	October 1, 2024	20 basis points
3.75% Notes due 2022	August 15, 2022	35 basis points
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
As of December 31, 2020, the Company had no borrowings and $1.0 billion available under the Facility. During 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. During 2019 and 2018, the Company had no borrowings or repayments under the Facility.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2020 and 2019.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2020, and 2019, the Company had $25.2 million and $25.5 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $54.9 million was available as of December 31, 2020.
Interest Payments
Cash payments for interest were $66.2 million, $63.7 million and $65.4 million in 2020, 2019 and 2018, respectively.
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
The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	December 31, 2020	December 31, 2019
Discount rate	2.1%	3.0%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2020	2019	2018
Discount rate	3.0%	4.1%	3.5%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.6%	6.3%	6.3%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2020, 2019 and 2018.
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
A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2020	2019
Funded status
Projected benefit obligation
Balance as of January 1	$178.9	$167.5
Change in benefit obligation:
Service cost	3.0	2.8
Interest cost	4.5	6.1
Plan amendments	—	(0.1)
Actuarial loss	14.5	17.2
Benefits paid	(14.5)	(14.6)
Balance as of December 31	$186.4	$178.9
Fair value of plan assets
Balance as of January 1	$156.5	$148.6
Change in plan assets:
Actual return on plan assets	18.9	20.9
Company contributions	1.5	1.6
Benefits paid	(14.5)	(14.6)
Balance as of December 31	$162.4	$156.5

Unfunded status as of December 31	$(24.0)	$(22.4)

Accumulated benefit obligation as of December 31	$185.2	$178.0
The Company’s projected benefit obligation includes approximately $23.4 million and $21.8 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2020 and 2019, respectively. The Company’s accumulated benefit obligation includes approximately $22.2 million and $20.9 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2020 and 2019, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2020	December 31, 2019
Current liabilities	$(1.5)	$(1.5)
Long-term liabilities	(22.5)	(20.9)
Net pension liability	$(24.0)	$(22.4)
The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2020	December 31, 2019
Unrecognized actuarial losses (gross)	$52.4	$52.1
Unrecognized actuarial losses (net of tax)	42.3	41.5
Unrecognized prior service costs (gross)	0.5	0.8
Unrecognized prior service costs (net of tax)	0.4	0.6
The components of net periodic benefit cost follows:

(in millions)	2020	2019	2018
Service cost	$3.0	$2.8	$3.1
Interest cost	4.5	6.1	5.5
Expected return on plan assets	(9.8)	(9.7)	(10.3)
Amortization of unrecognized net loss	5.1	3.1	4.3
Amortization of unrecognized prior service credit	0.2	0.2	0.3
Net periodic benefit cost	$3.0	$2.5	$2.9

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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2020	December 31, 2019
Cash	$0.6	$0.6
U.S. treasury bonds	21.0	20.9
Mutual funds:
Equity mutual funds (1)	19.0	17.8
Fixed income mutual funds (2)	121.8	117.2
Total	$162.4	$156.5
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
The Company made contributions of $1.5 million and $1.6 million during 2020 and 2019, respectively, which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2020 and 2019. During 2021, the Company expects to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2021.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2020, follows:

(in millions)	2021	2022	2023	2024	2025	2026-2030
Estimated benefit payments	$13.9	$14.3	$14.6	$14.4	$14.7	$62.7
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $16.9 million, $16.6 million and $15.2 million in 2020, 2019 and 2018, respectively.
Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Common shares held	0.8	0.9	1.0
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
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2020, and 2019, the Company had $6.6 million and $6.1 million of cash, respectively, and $7.7 million and $5.5 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e. Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	December 31, 2020	December 31, 2019
Other current assets	$—	$0.6
Other long-term assets	4.9	4.8
Total recovery receivable	$4.9	$5.4

Accrued and other current liabilities	$4.2	$4.2
Other long-term liabilities	18.8	12.9
Total workers' compensation liability	$23.0	$17.1

The increase in workers' compensation liability in 2020 primarily relates to workers' compensation accruals associated with a former business disposed of in 2005.

Note 16—Other Long-Term Liabilities

(in millions)	December 31, 2020	December 31, 2019
Deferred taxes and other tax liabilities (1)	$206.7	$252.7
Operating lease liabilities (2)	55.1	61.8
Deferred compensation (3)	23.4	28.5
Pension and other post-retirement obligations (3)	26.6	25.5
Long-term workers' compensation (3)	18.8	12.9
Other	35.9	11.0
Other long-term liabilities	$366.5	$392.4
(1)Refer to Note 9 for additional deferred tax discussion.
(2)Refer to Note 17 for additional operating lease liabilities discussion.
(3)Refer to Note 15 for additional pension, deferred compensation and workers' compensation discussion.
Note 17—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 14 years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 20 years or more. The components of lease cost follow:

(in millions)	2020	2019
Operating lease cost	$28.1	$27.5
Variable lease cost	3.9	5.0
Short-term lease cost	4.2	3.1
Total lease cost	$36.2	$35.6
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets(1)	$70.5	$78.0
Liabilities:
Operating lease liabilities - current(2)	22.5	22.2
Operating lease liabilities - long-term(3)	55.1	61.8
Total lease liabilities	$77.6	$84.0
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.
Maturity of lease liabilities as of December 31, 2020, follow:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Lease payments	$24.5	$18.3	$12.4	$8.4	$4.7	$18.9	$87.2
Less: imputed interest							(9.6)
Total lease liabilities							$77.6
Lease Term and Discount Rate

	December 31, 2020	December 31, 2019
Operating leases:
Weighted-average remaining lease term (in years)	5.8	6.3
Weighted-average discount rate	3.4%	3.8%
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities totaled $25.2 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $18.2 million for the year ended December 31, 2020. Operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $100.5 million for the year ended December 31, 2019, of which $69.6 million related to the adoption of ASC 842.
Litigation
Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing friction products produced and sold predominantly by the Company’s discontinued Motion Control business between the late-1940s and the mid-1980s. The Company has been subject to liabilities for indemnity and defense costs associated with these lawsuits.
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2020, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to Note 1 for the Company’s accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a long-term receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may recognize expenses for indemnity and defense costs in particular periods if and when it becomes probable that such costs will not be covered by insurance.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.
Note 18—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2020		December 31, 2019
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$5.0	$93.5	$2.0	$108.1
Non-designated hedges	$0.2	$65.4	$0.6	$124.4
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Derivative contracts	Total
Balance as of January 1, 2019	$(38.5)	$(80.4)	$(3.2)	$(122.1)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(6.0)	(2.1)	1.3	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3.4	—	0.8	4.2
Income tax benefit	0.6	—	—	0.6
Other comprehensive (loss) income	(2.0)	(2.1)	2.1	(2.0)
Balance as of December 31, 2019	(40.5)	(82.5)	(1.1)	(124.1)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(5.3)	39.4	(10.3)	23.8
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5.3	—	(2.0)	3.3
Other comprehensive income (loss)	—	39.4	(12.3)	27.1
Balance as of December 31, 2020	$(40.5)	$(43.1)	$(13.4)	$(97.0)
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2020, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of Motion Tech Automation, LLC ("MTA") on July 22, 2020. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MTA, which represented less than 1% of total assets as of December 31, 2020, and revenues for the year then ended.
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

Name	Age	Position with Company	Period of Service
D. Christian Koch	55	Chairman of the Board since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
Titus B. Ball	47	Vice President, Chief Accounting Officer since May 2016; Director of Internal Audit from April 2011 to April 2016.	January 2010 to date
John E. Berlin	59	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Karl T. Messmer	50	President, Carlisle Brake & Friction since November 2015; Vice President & General Manager, Networking Solutions, Belden Inc. from October 2010 to September 2015.	November 2015 to date
Amelia Z. Murillo	46	Vice President, Financial Planning & Analysis and Treasurer since January 2021. Vice President, Human Resources from February 2016 to December 2020; Vice President, Finance & Administration, Carlisle Interconnect Technologies from October 2008 to April 2014.	February 2016 to date
Robert M. Roche	53	Vice President, Chief Financial Officer since February 2017; Senior Vice President, Business Finance, Tyco International from August 2014 to February 2017, Chief Operating Officer & Senior Vice President, Business Finance, Tyco International from December 2014 to August 2015, and Senior Vice President, Audit, Tyco International from January 2013 to August 2014.	February 2017 to date
Scott C. Selbach	65	Vice President, Secretary and General Counsel since May 2018; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Nicholas J. Shears	62	President since May 2019; Interim President from September 2018 to April 2019; Executive Vice President, Sales & Marketing from January 2017 to August 2018; Vice President, Sales & Marketing from October 1999 to December 2016, Carlisle Construction Materials.	April 1984 to date
Lori A. Snyder	42	Vice President, Human Resources since January 2021; Vice President, Human Resources, Carlisle Construction Materials from August 2011 to December 2020.	January 2021 to date
Douglas C. Taylor	51	Vice President, Carlisle Operating System since June 2014; Director of Operational Excellence, Demmer Corporation from March 2013 to June 2014.	June 2014 to date
Laura P. Walsh	38	Vice President & Chief Information Officer since January 2020; Vice President, Information Technology from September 2018 to December 2019; Vice President, Chief Information Officer, Lydall, Inc. from July 2016 to August 2018; Vice President, Information Technology, Unimin Corporation from July 2014 to June 2016.	September 2018 to date
Kevin P. Zdimal	50	Vice President, Corporate Development since May 2018, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the Company's definitive proxy statement, set forth under the caption "Corporate Governance" to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 5, 2021.
Item 11.  Executive Compensation.
Information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 5, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 5, 2021.
Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2020, follows:

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	2,264	(1)	$114.03	1,211
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	2,264		$114.03	1,211
(1)Includes shares of our common stock issuable upon the vesting of 166 thousand restricted stock awards and 272 thousand performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 5, 2021.
Item 14.  Principal Accounting Fees and Services.
Information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on May 5, 2021.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

2.1	Master Transaction Agreement, dated October 20, 2013, between the Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.2	Asset Purchase Agreement, date October 20, 2013, between Carlisle Transportation Products, Inc., Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.3	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Canada and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.4	Stock Purchase Agreement, dated October 20, 2013, between Carlisle International BV and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.5	Equity Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.6	Asset Purchase Agreement, dated October 20, 2013, between Carlisle Asia Pacific Limited and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.7	Form of Trademark License Agreement between the Company, Carlisle Intangible Company and CTP Transportation Products, LLC.		8-K	001-09278	10/22/2013
2.8	Asset Purchase Agreement, dated October 7, 2014, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	10/8/2014
2.9	Amendment No. 1 to Asset Purchase Agreement, dated March 6, 2015, between the Company, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc.		8-K	001-09278	3/9/2015
2.10	Form of Cross License Agreement (as amended by Amendment No. 1 to Asset Purchase Agreement), by and among the Company, Carlisle Fluid Technologies, Inc., Finishing Brands Holdings Inc., Graco Inc. and Gema Switzerland GmbH.		8-K	001-09278	3/9/2015
2.11	Securities Purchase Agreement, dated September 29, 2017, between Accella Performance Materials LLC, Accella Holdings LLC and Carlisle Construction Materials, LLC.		8-K	001-09278	10/2/2017
2.12*	Stock Purchase Agreement, dated as of January 31, 2018, by and among Carlisle, LLC, Carlisle FoodService Products, Incorporated, CFSP Acquisition Corp. and Carlisle Companies Incorporated.		8-K	001-09278	2/2/2018
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-09278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-09278	12/14/2015
4.1	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
4.2	First Supplemental Indenture, dated as of August 18, 2006, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Trust Company, N.A.		8-K	001-09278	8/18/2006
4.3	Second Supplemental Indenture, dated as of December 9, 2010, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-09278	12/10/2010

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

4.4	Third Supplemental Indenture, dated as of November 20, 2012, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-09278	11/20/2012
4.5	Form of 3.500% Notes due 2024.		8-K	001-09278	11/16/2017
4.6	Form of 3.750% Notes due 2027.		8-K	001-09278	11/16/2017
4.7	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.8	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
10.1**	Carlisle Companies Incorporated Amended and Restated Executive Incentive Program.		Schedule 14A	001-09278	3/20/2012
10.2**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement.		10-Q	001-09278	11/8/2004
10.3**	Form of Carlisle Companies Incorporated Restricted Share Agreement with Non-Compete Covenant.		10-Q	001-09278	7/22/2014
10.4**	Form of Amended and Restated Executive Severance Agreement.		10-K	001-09278	2/27/2009
10.5**P	Summary Plan Description of Carlisle Companies Incorporated Director Retirement Plan, effective November 6, 1991.		10-K	001-09278	3/24/1992
10.6**	Amendment to the Carlisle Companies Incorporated Director Retirement Plan.		10-K	001-09278	3/11/2004
10.7**	Carlisle Companies Incorporated Amended and Restated Nonemployee Director Equity Plan.		Schedule 14A	001-09278	3/9/2005
10.8**	Form of Carlisle Companies Incorporated Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	2/7/2005
10.9**	Form of Carlisle Companies Incorporated Nonqualified Stock Option Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.10**	Form of Carlisle Companies Incorporated Restricted Share Agreement for Nonemployee Directors.		8-K	001-09278	5/10/2005
10.11**	Form of Carlisle Companies Incorporated Restricted Stock Unit Agreement for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.12**	Carlisle Companies Incorporated Amended and Restated Deferred Compensation Plan for Nonemployee Directors.		10-K	001-09278	2/27/2009
10.13**	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2015.		Schedule 14A	001-09278	3/20/2015
10.14**	Letter Agreement, dated June 5, 2007, between David A. Roberts and the Company.		8-K	001-09278	6/12/2007
10.15**	Nonqualified Stock Option Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.16**	Restricted Share Agreement, dated as of June 21, 2007, between the Company and David A. Roberts.		10-Q	001-09278	8/6/2007
10.17**	Letter Agreements, dated January 11, 2008 and December 31, 2008, between D. Christian Koch and the Company.		10-K	001-09278	2/27/2009

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

10.18**	Letter Agreement, dated August 4, 2011, between Fred A. Sutter and the Company.		10-Q	001-09278	10/25/2011
10.19**	Carlisle Corporation Amended and Restated Supplemental Pension Plan.		10-K	001-09278	2/10/2012
10.20**	Amendment No. 1 to the Carlisle Corporation Supplemental Pension Plan, adopted February 4, 2014.		10-Q	001-09278	4/22/2014
10.21**	Form of Carlisle Companies Incorporated Performance Share Agreement.		10-Q	001-09278	4/27/2010
10.22**	Carlisle Companies Incorporated Amended and Restated Nonqualified Deferred Compensation Plan, dated January 1, 2012.		10-K	001-09278	2/10/2012
10.23	Carlisle Companies Incorporated Nonqualified Benefit Plan Trust, dated February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	001-09278	4/27/2010
10.24	Third Amended and Restated Credit Agreement, dated as of October 20, 2011, among the Company, Carlisle Management Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		10-Q	001-09278	10/25/2011
10.25	First Amendment to Third Amended and Restated Credit Agreement, dated as of December 12, 2013, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	001-09278	12/17/2013
10.26**	Letter Agreement, dated January 5, 2017, between Robert Roche and the Company.		8-K	001-09278	2/15/2017
10.27	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2017, by and among Carlisle Companies Incorporated, Carlisle Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.		8-K	001-09278	2/24/2017
10.28**	Form of Executive Severance Agreement		8-K/A	001-09278	4/12/2017
10.29	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Carlisle FoodService Products, Incorporated.		8-K	001-09278	2/2/2018
10.30**	Letter Agreement, dated August 22, 2018, between the Company and John W. Altmeyer		8-K	001-09278	9/13/2018
10.31**	Carlisle LLC Amended and Restated Supplemental Pension Plan, effective January 1, 2019.		10-Q	001-09278	4/25/2019
10.32**	Carlisle Companies Incorporated Amended and Restated Incentive Compensation Program, effective January 1, 2019.		10-Q	001-09278	4/25/2019
10.33	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among Carlisle Companies Incorporated, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	001-09278	2/7/2020
10.34**	Amended and Restated Director Deferred Compensation Plan.		10-Q	001-9278	7/23/2020
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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
President, Chief Executive Officer and Chairman of the Board
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

February 11, 2021