Form 10-Q
period 2021-03-31
CARLISLE COMPANIES INC
filed 2021-04-27
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

On April 21, 2021, there were 52,191,863 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Revenues	$1,029.0	$1,030.2

Cost of goods sold	767.3	751.8
Selling and administrative expenses	159.8	161.9
Research and development expenses	12.6	14.4
Other operating income, net	(0.2)	(0.6)
Operating income	89.5	102.7
Interest expense, net	19.2	18.9
Loss on extinguishment of debt	—	8.8
Interest income	(0.5)	(0.7)
Other non-operating expense (income), net	3.9	(0.5)
Income before income taxes	66.9	76.2
Provision for income taxes	14.7	14.4
Net income	$52.2	$61.8

Earnings per share attributable to common shares:
Basic	$0.98	$1.10
Diluted	$0.97	$1.09

Average shares outstanding:
Basic	53.0	55.8
Diluted	53.6	56.5

Comprehensive income:
Net income	$52.2	$61.8
Other comprehensive loss:
Foreign currency losses	(13.3)	(28.3)
Amortization of unrecognized net periodic benefit costs, net of tax	1.2	1.0
Other, net of tax	(2.0)	(18.2)
Other comprehensive loss	(14.1)	(45.5)
Comprehensive income	$38.1	$16.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$767.2	$902.2
Receivables, net of allowance for credit losses of $6.3 million and $6.8 million, respectively	683.2	612.7
Inventories, net	528.2	503.5
Contract assets	77.1	84.5
Prepaid expenses	27.4	37.0
Other current assets	61.4	69.4
Total current assets	2,144.5	2,209.3

Property, plant, and equipment, net	764.4	774.1
Goodwill, net	1,735.5	1,738.2
Other intangible assets, net	1,000.8	1,034.8
Other long-term assets	107.0	110.0
Total assets	$5,752.2	$5,866.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$359.2	$317.6
Accrued and other current liabilities	266.8	295.0
Contract liabilities	32.9	32.5
Current portion of debt	1.2	1.1
Total current liabilities	660.1	646.2

Long-term liabilities:
Long-term debt, less current portion	2,081.0	2,080.2
Contract liabilities	238.1	235.8
Other long-term liabilities	361.2	366.5
Total long-term liabilities	2,680.3	2,682.5

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 52.1 and 52.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	443.4	441.7
Treasury shares, at cost (26.3 and 25.5 shares, respectively)	(1,951.6)	(1,814.4)
Accumulated other comprehensive loss	(111.1)	(97.0)
Retained earnings	3,952.4	3,928.7
Total shareholders' equity	2,411.8	2,537.7
Total liabilities and equity	$5,752.2	$5,866.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities:
Net income	$52.2	$61.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation	23.7	24.6
Amortization	30.6	32.2
Lease expense	6.8	7.4
Stock-based compensation	14.9	12.7
Loss on extinguishment of debt	—	8.8
Deferred taxes	(1.1)	(2.3)
Other operating activities, net	4.2	6.0
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(72.9)	(8.3)
Inventories	(30.8)	(64.9)
Contract assets	8.2	(3.3)
Prepaid expenses and other assets	20.6	32.5
Accounts payable	45.6	6.9
Accrued and other current liabilities	(24.7)	(58.9)
Contract liabilities	2.9	6.9
Other long-term liabilities	(12.6)	(8.9)
Net cash provided by operating activities	67.6	53.2

Investing activities:
Capital expenditures	(20.0)	(22.8)
Investment in securities	(10.2)	—
Acquisitions, net of cash acquired	—	(2.4)
Other investing activities, net	1.8	0.9
Net cash used in investing activities	(28.4)	(24.3)

Financing activities:
Proceeds from notes	—	740.7
Repayment of notes	—	(258.5)
Borrowings from revolving credit facility	—	500.0
Financing costs	—	(24.2)
Repurchases of common stock	(150.0)	(120.6)
Dividends paid	(28.4)	(28.3)
Proceeds from exercise of stock options	13.5	10.5
Withholding tax paid related to stock-based compensation	(7.6)	(6.4)
Other financing activities, net	(0.3)	(0.2)
Net cash (used in) provided by financing activities	(172.8)	813.0

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.4)	(5.4)
Change in cash and cash equivalents	(135.0)	836.5
Cash and cash equivalents at beginning of period	902.2	351.2
Cash and cash equivalents at end of period	$767.2	$1,187.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	61.8	—	—	61.8
Other comprehensive loss, net of tax	—	—	—	(45.5)	—	—	—	(45.5)
Dividends - $0.50 per share	—	—	—	—	(28.3)	—	—	(28.3)
Repurchases of common stock	(1.0)	—	—	—	—	1.0	(125.3)	(125.3)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	5.5	—	—	(0.2)	7.5	13.0
Balance as of March 31, 2020	54.9	$78.7	$422.1	$(169.6)	$3,754.8	23.5	$(1,567.5)	$2,518.5

Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	52.2	—	—	52.2
Other comprehensive loss, net of tax	—	—	—	(14.1)	—	—	—	(14.1)
Dividends - $0.525 per share	—	—	—	—	(28.5)	—	—	(28.5)
Repurchases of common stock	(1.0)	—	—	—	—	1.0	(150.0)	(150.0)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	1.7	—	—	(0.2)	12.8	14.5
Balance as of March 31, 2021	52.1	$78.7	$443.4	$(111.1)	$3,952.4	26.3	$(1,951.6)	$2,411.8
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K").
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

Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:

Carlisle Construction Materials ("CCM")—this segment produces a complete range of building envelope products for commercial, industrial and residential buildings, including single-ply roofing, rigid foam insulations, spray polyurethane foam technologies, architectural metal, heating, ventilation and air conditioning ("HVAC") hardware and sealants, below-grade waterproofing, and air and vapor barrier systems focused on the weatherproofing and thermal performance of the building envelope.
Carlisle Interconnect Technologies ("CIT")—this segment produces high-performance wire and cable, including optical fiber, for the commercial aerospace, military and defense electronics, medical device, industrial, and test and measurement markets. CIT's product portfolio also includes sensors, connectors, contacts, cable assemblies, complex harnesses, racks, trays, and installation kits, in addition to engineering and certification services.
Carlisle Fluid Technologies ("CFT")—this segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.
Carlisle Brake & Friction ("CBF")—this segment produces high performance and severe duty brake, clutch and transmission applications for the construction, agriculture, mining, aircraft, on-highway and other industrial markets.
A summary of segment information follows:

	Three Months Ended March 31,
	2021		2020
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$719.3	$121.3	$676.4	$107.7
Carlisle Interconnect Technologies	155.8	(10.7)	224.5	16.4
Carlisle Fluid Technologies	65.8	4.3	58.3	2.8
Carlisle Brake & Friction	88.1	6.1	71.0	(3.8)
Segment total	1,029.0	121.0	1,030.2	123.1
Corporate and unallocated(1)	—	(31.5)	—	(20.4)
Total	$1,029.0	$89.5	$1,030.2	$102.7
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.

Note 3—Acquisitions
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

Consideration of $16.4 million has been preliminarily allocated to goodwill, $4.3 million to definite-lived intangible assets, $4.9 million to inventory, $2.7 million to accounts receivable and $1.3 million to accounts payable. In accordance with the purchase agreement, Carlisle is indemnified for up to $1.6 million, and recorded an indemnification asset of $1.5 million in other long-term assets relating to the indemnification for pre-acquisition debt and tax withholdings liabilities. The preliminary fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Technologies	$2.3	9
Customer relationships	1.0	9
Trade names	1.0	5
Total	$4.3
All of the $16.4 million preliminary value allocated to goodwill is deductible for tax purposes. Goodwill of $11.0 million, $2.8 million and $2.6 million has been preliminarily assigned to the CCM, CIT and CFT reporting units, respectively, which aligns with the reportable segments.
Note 4—Earnings Per Share
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

Net income and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Net income	$52.2	$61.8
Less: dividends declared	(28.5)	(28.3)
Undistributed earnings	23.7	33.5
Percent allocated to common shareholders(1)	99.7%	99.7%
	23.6	33.4
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	28.4	28.2
Net income attributable to common shares	$52.0	$61.6

Shares:
Basic weighted-average shares outstanding	53.0	55.8
Effect of dilutive securities:
Performance awards	0.1	0.2
Stock options	0.5	0.5
Diluted weighted-average shares outstanding	53.6	56.5

Per share net income attributable to common shares:
Basic	$0.98	$1.10
Diluted	$0.97	$1.09

(1) Basic weighted-average common shares outstanding	53.0	55.8
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	53.2	56.0
Percent allocated to common shareholders	99.7%	99.7%

	Three Months Ended March 31,
(in millions)	2021	2020
Anti-dilutive stock options excluded from EPS calculation(1)	0.6	0.2
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 5—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021, follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
Extended service warranties	$17.5	$22.1	$20.9	$19.9	$19.0	$18.0	$143.5
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

(in millions)	2021	2020
Balance as of January 1	$268.3	$247.4
Revenue recognized	(15.2)	(13.3)
Revenue deferred	17.9	20.1
Balance as of March 31	$271.0	$254.2
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

(in millions)	2021	2020
Balance as of January 1	$84.5	$100.5
Balance as of March 31	77.1	103.6
Change in contract assets	$(7.4)	$3.1
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2021
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$674.1	$—	$—	$—	$674.1
Aerospace	—	65.9	—	3.9	69.8
Heavy equipment	20.3	—	—	71.9	92.2
Medical	—	55.2	—	—	55.2
Transportation	—	—	33.8	8.9	42.7
General industrial and other	24.9	34.7	32.0	3.4	95.0
Total revenues	$719.3	$155.8	$65.8	$88.1	$1,029.0

	Three Months Ended March 31, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
General construction	$635.8	$—	$—	$—	$635.8
Aerospace	—	136.7	—	5.9	142.6
Heavy equipment	21.5	—	—	54.1	75.6
Medical	—	48.2	—	—	48.2
Transportation	—	—	35.3	8.2	43.5
General industrial and other	19.1	39.6	23.0	2.8	84.5
Total revenues	$676.4	$224.5	$58.3	$71.0	$1,030.2

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2021
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$626.3	$111.5	$30.6	$27.5	$795.9
International:
Europe	60.6	14.4	12.5	29.6	117.1
Asia	3.9	20.6	19.2	22.6	66.3
North America (excluding U.S.)	23.6	4.5	2.5	4.1	34.7
Middle East and Africa	3.4	2.6	0.4	0.3	6.7
Other	1.5	2.2	0.6	4.0	8.3
Total international	93.0	44.3	35.2	60.6	233.1
Total revenues	$719.3	$155.8	$65.8	$88.1	$1,029.0

	Three Months Ended March 31, 2020
(in millions)	CCM	CIT	CFT	CBF	Total
United States	$596.9	$161.4	$28.3	$30.7	$817.3
International:
Europe	51.1	19.3	10.4	19.4	100.2
Asia	3.3	18.4	16.9	15.1	53.7
North America (excluding U.S.)	19.6	12.4	2.0	2.9	36.9
Middle East and Africa	3.9	4.9	0.5	0.2	9.5
Other	1.6	8.1	0.2	2.7	12.6
Total international	79.5	63.1	30.0	40.3	212.9
Total revenues	$676.4	$224.5	$58.3	$71.0	$1,030.2

Note 6—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Stock option awards	$3.8	$3.2
Restricted stock awards	2.2	2.1
Performance share awards	2.5	2.1
Restricted stock units	—	1.4
Stock appreciation rights	3.9	(3.6)
Total stock-based compensation cost incurred	12.4	5.2
Capitalized (cost) credit during the period	(4.3)	3.3
Amortization of capitalized cost during the period	6.8	4.2
Total stock-based compensation expense	$14.9	$12.7
Note 7—Exit and Disposal and Other Restructuring Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidation and relocation, and lease termination costs. The primary actions are discussed below by operating segment.

CIT
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19 pandemic"). Select operations will be relocated to existing facilities primarily in North America. The project is estimated to take 12 to 18 months to complete. During the three months ended March 31, 2021, exit and disposal costs totaled $0.6 million, primarily for employee termination benefit costs. Total exit and disposal costs are expected to approximate $14.7 million, with approximately $7.5 million costs remaining to be incurred, primarily in 2021.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines resulting from the effects of the COVID-19 pandemic. These actions resulted in severance expense of $0.7 million at CIT during the three months ended March 31, 2021.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Employee severance and benefit arrangements	$1.9	$1.9
Relocation costs	0.1	0.2
Accelerated depreciation and impairments	—	1.2
Facility cleanup costs	(1.0)	0.8
Other restructuring costs	0.4	0.7
Total exit and disposal costs	$1.4	$4.8
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Carlisle Interconnect Technologies	$1.3	$1.9
Carlisle Fluid Technologies	0.1	—
Carlisle Brake & Friction	—	2.8
Carlisle Construction Materials	—	0.1
Total exit and disposal costs	$1.4	$4.8
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$0.8	$3.0
Selling and administrative expenses	0.6	1.6
Other operating expense, net	—	0.2
Total exit and disposal costs	$1.4	$4.8
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2020	$6.7
Charges	1.4
Cash payments	(0.7)
Balance as of March 31, 2021	$7.4
The liability of $7.4 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.

Note 8—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2021, was 22.0%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.5% and a tax impact of $1.7 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to employee stock compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2020, was 18.9%.
Note 9—Inventories, net

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$197.1	$193.1
Work-in-process	92.5	85.5
Finished goods	281.4	266.0
Reserves	(42.8)	(41.1)
Inventories, net	$528.2	$503.5

Note 10—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	CBF(1)	Total
Balance as of December 31, 2020	$613.0	$835.6	$193.1	$96.5	$1,738.2
Measurement period adjustments(2)	—	—	(0.2)	—	(0.2)
Currency translation and other	(1.5)	(0.4)	(0.6)	—	(2.5)
Balance as of March 31, 2021	$611.5	$835.2	$192.3	$96.5	$1,735.5
(1)CBF goodwill, net is presented net of accumulated impairment losses of $130.0 million recorded in 2016. No other segments have incurred impairment losses.
(2)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.
Other Intangible Assets, net
A summary of the Company's other intangible assets, net follows:

	March 31, 2021			December 31, 2020
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,058.0	$(454.3)	$603.7	$1,060.6	$(436.4)	$624.2
Technology and intellectual property	311.6	(215.6)	96.0	313.6	(208.9)	104.7
Trade names and other	118.5	(55.2)	63.3	117.7	(50.4)	67.3
Assets not subject to amortization:
Trade names	237.8	—	237.8	238.6	—	238.6
Other intangible assets, net	$1,725.9	$(725.1)	$1,000.8	$1,730.5	$(695.7)	$1,034.8
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	March 31, 2021	December 31, 2020
Carlisle Construction Materials	$288.0	$300.9
Carlisle Interconnect Technologies	372.4	384.8
Carlisle Fluid Technologies	256.0	261.3
Carlisle Brake & Friction	72.4	73.9
Corporate	12.0	13.9
Total	$1,000.8	$1,034.8

Note 11—Long-term Debt

(in millions)			Fair Value(1)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
2.75% Notes due 2030	$750.0	$750.0	$754.8	$804.8
3.75% Notes due 2027	600.0	600.0	666.2	679.3
3.5% Notes due 2024	400.0	400.0	432.3	438.3
3.75% Notes due 2022	350.0	350.0	364.7	366.9
Unamortized discount, debt issuance costs and other	(17.8)	(18.7)
Total long term-debt	2,082.2	2,081.3
Less: current portion of debt	1.2	1.1
Long term-debt, less current portion	$2,081.0	$2,080.2
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility (the “Facility”)
During the three months ended March 31, 2021, there were no borrowings or repayments under the Facility. As of March 31, 2021 and December 31, 2020, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2021 and December 31, 2020.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2021 and December 31, 2020, the Company had $27.1 million and $25.2 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $53.0 million was available for use as of March 31, 2021.
Note 12—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Service cost	$0.7	$0.7
Interest cost	0.7	1.1
Expected return on plan assets	(2.4)	(2.4)
Amortization of unrecognized loss(1)	1.6	1.4
Settlement expense	0.4	—
Net periodic benefit cost	$1.0	$0.8
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.4) million and $(0.3) million for the three months ended March 31, 2021, and 2020, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating expense (income), net.

Note 13—Standard Product Warranties
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

(in millions)	2021	2020
Balance as of January 1	$30.5	$29.2
Provision	0.2	3.8
Claims	(0.4)	(3.7)
Foreign exchange	(0.3)	(0.2)
Balance as of March 31	$30.0	$29.1

Note 14—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated hedges follows:

	March 31, 2021		December 31, 2020
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$2.6	$107.3	$5.0	$93.5
Non-designated hedges	(0.3)	49.3	0.2	65.4
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive income (loss) related to foreign currency cash flow hedges was immaterial for the three months ended March 31, 2021 and 2020. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three months ended March 31, 2021 and 2020, and are recognized in other non-operating expense (income), net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had $6.2 million and $6.6 million of cash, respectively, and $7.9 million and $7.7 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.

Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of March 31, 2021, the Company had $10.2 million of investment grade bonds, with maturities less than one year. The investment grade bonds are classified as available for sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows. The Company did not have any investment securities as of December 31, 2020.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 11 for the fair value of long-term debt).
Note 15—Commitments and Contingencies
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of March 31, 2021, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to the 2020 Annual Report on Form 10-K for the Company's accounting policy related to litigation defense costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified, global portfolio of niche brands and businesses that manufactures highly engineered products and solutions for its customers. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior shareholder and stakeholder returns by combining an entrepreneurial management style under a center-led approach, and balanced capital deployment, all with a culture of responsible stewardship and continuous improvement as embodied in the Carlisle Operating System ("COS"). Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
Reflecting on the past twelve months of uncertainty, we take great pride in how the Carlisle team handled the immediate threats born out of the COVID-19 pandemic, monitoring that strict health and safety protocols were in place and followed, which has led to a low infection rate at Carlisle facilities across the globe. This reaction enabled an early, proactive focus on positioning our business for an economic rebound, with Vision 2025 providing the clear direction and consistency of mission to guide our efforts. One year removed from the pandemic's initial impact, we believe we are a stronger company and well positioned to meet our center-led Vision 2025 objectives, supported by confidence in the fundamentals of our businesses and our commitment to our customers through the Carlisle Experience.
As a result of the strength in our Carlisle Construction Materials ("CCM"), Carlisle Fluid Technologies ("CFT"), and Carlisle Brake & Friction ("CBF") businesses, our consolidated revenue was relatively flat year-over-year despite a tough comparison and well publicized impact of the COVID-19 pandemic on the aerospace industry that continues to weigh on Carlisle Interconnect Technologies ("CIT") results. The first quarter of 2021 demonstrated yet again Carlisle's ability to navigate varying economic cycles while delivering strong financial performance. We continued to execute on our long-term strategies, including: maintaining the highest standards in providing the Carlisle Experience to our customers, investing in high-return projects to drive organic growth across our core platforms, working an active pipeline of acquisition targets, returning excess capital to shareholders through share repurchases and dividends, continuing on our environmental, social and governance ("ESG") journey, and demonstrating the exceptional and sustainable earnings power of the Carlisle business model.
We remain balanced in our capital deployment approach by investing in our businesses, repurchasing $150.0 million of shares and maintaining our cash dividend payments of $28.4 million during the quarter. As of the end of the first quarter, we have a strong cash position of $767.2 million with $1.0 billion undrawn on our revolving credit facility (the "Facility").
Vision 2025 continues to provide Carlisle clear direction. We have stayed the course on our strategy throughout the past year and have regained positive momentum across all segments. Additionally, we continue to pursue acquisition opportunities, and we expect to be active in augmenting our core businesses with synergistic acquisitions. We are well positioned to accelerate through the recovery.
Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Revenues	$1,029.0	$1,030.2
Operating income	$89.5	$102.7
Operating margin percentage	8.7%	10.0%
Net income	$52.2	$61.8
Diluted earnings per share attributable to common shares	$0.97	$1.09

Non-comparable items(1)	$8.3	$16.0
(1)Non-comparable items include items that, by their nature, tend to obscure the Company’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.

Revenues were relatively flat in the first quarter of 2021 primarily reflecting lower volumes in our CIT segment, which has continued to be impacted by the prolonged aerospace decline, offset by higher volumes in our CCM, CBF and CFT segments and favorable foreign currency impacts.
The decrease in operating income in the first quarter of 2021 primarily reflected raw material and wage inflation across all segments, and unfavorable mix at CIT. The decrease in operating income was partially offset by savings from COS and lower travel costs.
Diluted earnings per share decreased primarily due to the above operating income performance ($0.18 per share in the first quarter of 2021) and a higher effective tax rate ($0.03 per share in the first quarter of 2021). The decrease was partially offset by reduced average shares outstanding ($0.05 per share in the first quarter of 2021) resulting from purchases under our share repurchase program.
We generated $67.6 million in operating cash flow in the first three months of 2021, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended March 31	$1,029.0	$1,030.2	$(1.2)	(0.1)%	0.4%	(1.4)%	0.9%
Revenues were relatively flat in the first quarter of 2021 primarily reflecting lower CIT volumes as a result of the prolonged aerospace decline, offset by higher sales volumes in our CCM, CBF and CFT segments across most markets in which they operate and favorable foreign currency impacts.
Gross Margin

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Gross margin	$261.7	$278.4	$(16.7)	(6.0)%
Gross margin percentage	25.4%	27.0%
Depreciation and amortization	$28.4	$31.5
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in the first quarter of 2021, driven by raw material and wage inflation, and unfavorable mix at our CIT segment, partially offset by savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $0.8 million for the first quarter of 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $3.0 million for the first quarter of 2020. Refer to Note 7 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Selling and administrative expenses	$159.8	$161.9	$(2.1)	(1.3)%
As a percentage of revenues	15.5%	15.7%
Depreciation and amortization	$25.3	$24.7
The decrease in selling and administrative expenses in the first quarter of 2021 primarily reflected lower travel costs, partially offset by higher medical costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.6 million for the first quarter of 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $1.6 million for the first quarter of 2020. Refer to Note 7 for further information on exit and disposal activities.

Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Research and development expenses	$12.6	$14.4	$(1.8)	(12.5)%
As a percentage of revenues	1.2%	1.4%
Depreciation and amortization	$0.6	$0.6
Research and development expenses were lower in the first quarter of 2021, compared with the first quarter of 2020, primarily reflecting lower new product development expenses at our CIT and CCM segments.
Other Operating Income, net

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Other operating income, net	$(0.2)	$(0.6)	$0.4	(66.7)%
Other operating income, net in the first quarter of 2021 primarily reflected $0.9 million of rebates and $0.3 million of royalty income, partially offset by a litigation settlement of $0.6 million and an insurance settlement of $0.3 million at CBF.
Other operating income, net in the first quarter of 2020 primarily reflected $0.5 million of rebates and $0.3 million of royalty income, partially offset by $0.7 million of losses on sale of assets, primarily at CCM.
Operating Income

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Operating income	$89.5	$102.7	$(13.2)	(12.9)%
Operating margin percentage	8.7%	10.0%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Interest expense, net	$19.2	$18.9	$0.3	1.6%
Interest expense, net of capitalized interest, during the first quarter of 2021 primarily reflected higher long-term debt balances associated with our public offering of $750.0 million of 2.75% unsecured senior notes completed in February 2020. Refer to Note 11 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $8.8 million in the first quarter of 2020 related to the early redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs.
Interest Income

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Interest income	$(0.5)	$(0.7)	$0.2	(28.6)%
Interest income decreased during the first quarter of 2021 primarily reflecting lower cash balances and lower yields.

Other Non-operating Expense (Income), net

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Other non-operating expense (income), net	$3.9	$(0.5)	$4.4	NM
Other non-operating expense (income), net in the first quarter of 2021 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation ("Petersen") acquisition resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense (income), net, in the first quarter of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.
Income Taxes

(in millions)	Three Months Ended March 31,
	2021	2020	Change	%
Provision for income taxes	$14.7	$14.4	$0.3	2.1%
Effective tax rate	22.0%	18.9%
The effective income tax rate on continuing operations for the first quarter of 2021 was 22.0%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.5% and a tax impact of $1.7 million related to discrete activity. The first-quarter net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to stock compensation.
The effective income tax rate on continuing operations for the first three months of 2020 was 18.9%.
Segment Results of Operations
Carlisle Construction Materials ("CCM")
CCM continues to benefit from the strong re-roofing cycle in the United States. In the first quarter, CCM delivered mid-single digit growth, demonstrating the resilience of this demand. Energy-efficient building envelope products and solutions for nonresidential buildings are non-discretionary and can only be deferred for so long. This factor was highlighted by the inclement weather experienced in North America in February only temporarily impacting sales at CCM, with March volumes more than offsetting the delay.
On April 20, Carlisle announced plans to build an innovative, state-of-the-art polyiso insulation manufacturing facility in Sikeston, Missouri. Consistent with Carlisle’s Vision 2025 strategy to invest in high-returning businesses to drive organic growth, the plant will support organic growth initiatives and create new jobs for the city of Sikeston and surrounding communities. The building will be constructed in accordance with the latest advances in LEED building and ESG principles. Additionally, we expect that this central location will reduce our supply chain carbon footprint and improve material lead times for customers in this region where the use of insulation in the building envelope is steadily increasing. At the new facility, CCM will manufacture energy-efficient polyiso insulation, which not only lowers energy costs for building owners and operators, but also helps reduce a building's greenhouse gas emissions.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$719.3	$676.4	$42.9	6.3%	—%	5.7%	0.6%
Operating income	$121.3	$107.7	$13.6	12.6%
Operating margin percentage	16.9%	15.9%
Depreciation and amortization	$23.4	$24.8
Non-comparable items(1)	$2.3	$0.6
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the first quarter of 2021 primarily reflecting higher volumes from strength in U.S. commercial roofing demand.

CCM’s operating margin percentage increase in the first quarter of 2021 primarily reflected higher volumes, lower travel and other administrative costs, and savings from COS, partially offset by raw material and wage inflation.
Carlisle Interconnect Technologies ("CIT")
CIT's results were in line with subdued expectations given the ongoing disruption in the commercial aerospace market. Given improving leading indicators, which include expanding vaccine rollout, increasing number of domestic travelers, growing aircraft manufacturers' backlogs and improvements in CIT's order book, we believe CIT is positioned for sequential improvement going forward. Taken together with the improving backlog in our medical technologies business, we are optimistic CIT will return to growth in the second half of 2021.

In 2020, as a result of the market declines caused by the effects of the COVID-19 pandemic, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to our existing facilities primarily in North America. This project is estimated to take 12 to 18 months to complete. Total project costs are expected to approximate $18.7 million, with approximately $10.1 million remaining to be incurred.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$155.8	$224.5	$(68.7)	(30.6)%	0.8%	(31.5)%	0.1%
Operating (loss) income	$(10.7)	$16.4	$(27.1)	(165.2)%
Operating margin percentage	(6.9)%	7.3%
Depreciation and amortization	$18.9	$19.1
Non-comparable items(1)	$2.8	$3.4
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue decline in the first quarter of 2021 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of slow recovery in build rates on narrow and wide body aircraft by original equipment manufacturers ("OEMs") given declines in airline travel.

CIT’s operating margin percentage decrease in the first quarter of 2021 was driven by lower volumes, unfavorable mix, and raw material and wage inflation, partially offset by savings from COS and lower travel and other administrative costs.
Carlisle Fluid Technologies ("CFT")
CFT delivered improved revenue and operating income performance in the quarter driven by a commitment to new product introductions, price discipline and integrating our newer platforms. With end markets strengthening, especially general industrial, the team continues to execute on Vision 2025 initiatives and focus on enhancing our customers' experience.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$65.8	$58.3	$7.5	12.9%	4.1%	5.3%	3.5%
Operating income	$4.3	$2.8	$1.5	53.6%
Operating margin percentage	6.5%	4.8%
Depreciation and amortization	$5.6	$6.2
Non-comparable items(1)	$0.7	$0.2
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CFT's revenue increased in the first quarter of 2021 reflecting increased volumes, particularly in the general industrial end market, contributions from acquisitions and favorable foreign currency impacts.
CFT’s operating margin percentage performance improved in the first quarter of 2021 reflecting lower travel and other administrative costs, higher volumes and savings from COS, partially offset by wage and raw material inflation.

Carlisle Brake & Friction ("CBF")
At CBF, the actions taken to improve the business over the past few years are yielding expected results. In addition to these actions, demand for off-highway vehicles and equipment, especially in agricultural and construction markets, is helping to drive CBF's recovery. CBF has leveraged this volume growth to deliver positive and improving earnings. As a result, we are optimistic that 2021 will prove to be a point of inflection for CBF as it emerges from a multi-year down cycle. Additionally, we view any future infrastructure legislation in the U.S. as another positive driver for CBF.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$88.1	$71.0	$17.1	24.1%	—%	20.4%	3.7%
Operating income (loss)	$6.1	$(3.8)	$9.9	260.5%
Operating margin percentage	6.9%	(5.4)%
Depreciation and amortization	$5.0	$5.9
Non-comparable items(1)	$0.9	$2.8
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CBF's revenue increased in the first quarter of 2021 reflecting strong volumes, particularly in the heavy equipment end market and favorable foreign exchange impacts.

CBF's operating margin percentage increase in the first quarter of 2021 was driven by higher volumes, lower restructuring charges and savings from COS, partially offset by unfavorable mix and wage inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2021	December 31, 2020
Europe	$116.9	$114.8
North America (excluding U.S.)	42.3	50.8
China	21.3	19.3
Asia Pacific (excluding China)	53.1	30.1
International cash and cash equivalents	233.6	215.0
U.S. cash and cash equivalents	533.6	687.2
Total cash and cash equivalents	$767.2	$902.2
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2020, primarily related to share repurchases, payment of dividends to shareholders and capital expenditures.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in China, we may be subject to withholding taxes, and as such we have accrued $3.1 million in anticipation of those taxes as of March 31, 2021.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, as well as available liquidity under the Facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets to repay the outstanding balance. Refer to Debt Instruments below.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$67.6	$53.2
Net cash used in investing activities	(28.4)	(24.3)
Net cash (used in) provided by financing activities	(172.8)	813.0
Effect of foreign currency exchange rate changes on cash	(1.4)	(5.4)
Change in cash and cash equivalents	$(135.0)	$836.5
Operating Activities
We generated operating cash flows of $67.6 million for the first three months of 2021 (including working capital uses of $54.0 million), compared with $53.2 million for the first three months of 2020 (including working capital uses of $96.0 million). Higher operating cash flows in the first three months of 2021 primarily reflected an improvement in net working capital due to supply chain management, partially offset by an increase in receivables from higher sales towards the end of the quarter.
Investing Activities
Cash used in investing activities of $28.4 million for the first three months of 2021 primarily reflected capital expenditures of $20.0 million and investment in securities of $10.2 million. Cash used in investing activities of $24.3 million for the first three months of 2020 primarily reflected capital expenditures of $22.8 million.
Financing Activities
Cash used in financing activities of $172.8 million in the first three months of 2021 primarily reflected share repurchases of $150.0 million and cash dividend payments of $28.4 million, reflecting the increased quarterly dividend of $0.525 per share. Cash provided by financing activities of $813.0 million during the first three months of 2020 primarily reflected net proceeds from our February 2020 offering of $750 million of senior notes and draws under the Facility, partially offset by the early redemption of our $250 million of senior notes due December 15, 2020 and financing costs associated with our February notes offering. Additionally during the first three months of 2020 we used cash of $120.6 million for share repurchases and $28.3 million for dividend payments.
Debt Instruments
Revolving Credit Facility (the "Facility")
During the three months ended March 31, 2021, we had no borrowings or repayments under the Facility. As of March 31, 2021, the Facility had no outstanding balance and $1.0 billion of availability. During the quarter ended March 31, 2020, borrowings under the Facility totaled $500.0 million, which were subsequently repaid during the second quarter of 2020.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2021 and December 31, 2020.

Refer to Note 11 for further information on our debt instruments.

Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before income, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about the Company's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies. This information differs from net income and operating income determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. The Company's and its segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follows. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (GAAP)	$52.2	$61.8
Provision for income taxes	14.7	14.4
Interest expense, net	19.2	18.9
Interest income	(0.5)	(0.7)
EBIT	85.6	94.4
Exit and disposal, and facility rationalization costs	3.1	6.3
Inventory step-up amortization and acquisition costs	0.9	0.7
Impairment charges	—	—
Losses from acquisitions and disposals	3.4	0.2
Losses from insurance	0.3	—
Losses from litigation	0.6	—
Losses on extinguishment of debt	—	8.8
Total non-comparable items	8.3	16.0
Adjusted EBIT	93.9	110.4
Depreciation	23.7	24.6
Amortization	30.6	32.2
Adjusted EBITDA	$148.2	$167.2
Divided by:
Total revenues	$1,029.0	$1,030.2
Adjusted EBITDA margin	14.4%	16.2%

	Three Months Ended March 31, 2021
(in millions)	CCM	CIT	CFT	CBF	Corporate and unallocated
Operating income (loss) (GAAP)	$121.3	$(10.7)	$4.3	$6.1	$(31.5)
Non-operating expense(1)	2.2	—	0.4	0.3	1.0
EBIT	119.1	(10.7)	3.9	5.8	(32.5)
Exit and disposal, and facility rationalization costs	—	2.5	0.6	—	—
Inventory step-up amortization and acquisition costs	—	—	0.1	—	0.8
Impairment charges	—	—	—	—	—
Losses from acquisitions and disposals	2.3	0.3	—	—	0.8
Losses from insurance	—	—	—	0.3	—
Losses from litigation	—	—	—	0.6	—
Losses on extinguishment of debt	—	—	—	—	—
Total non-comparable items	2.3	2.8	0.7	0.9	1.6
Adjusted EBIT	121.4	(7.9)	4.6	6.7	(30.9)
Depreciation	11.9	6.3	1.2	3.4	0.9
Amortization	11.5	12.6	4.4	1.6	0.5
Adjusted EBITDA	$144.8	$11.0	$10.2	$11.7	$(29.5)
Divided by:
Total revenues	$719.3	$155.8	$65.8	$88.1	$—
Adjusted EBITDA margin	20.1%	7.1%	15.5%	13.3%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Three Months Ended March 31, 2020
(in millions)	CCM	CIT	CFT	CBF	Corporate and unallocated
Operating income (loss) (GAAP)	$107.7	$16.4	$2.8	$(3.8)	$(20.4)
Non-operating (income) expense(1)	0.3	(0.8)	(3.3)	(0.3)	12.4
EBIT	107.4	17.2	6.1	(3.5)	(32.8)
Exit and disposal, and facility rationalization costs	0.1	3.4	—	2.8	—
Inventory step-up amortization and acquisition costs	0.2	—	0.2	—	0.3
Impairment charges	—	—	—	—	—
Losses (gains) from acquisitions and disposals	0.3	—	—	—	(0.1)
Losses (gains) from insurance	—	—	—	—	—
Losses (gains) from litigation	—	—	—	—	—
Losses on extinguishment of debt	—	—	—	—	8.8
Total non-comparable items	0.6	3.4	0.2	2.8	9.0
Adjusted EBIT	108.0	20.6	6.3	(0.7)	(23.8)
Depreciation	12.2	6.0	1.3	4.4	0.7
Amortization	12.6	13.1	4.9	1.5	0.1
Adjusted EBITDA	$132.8	$39.7	$12.5	$5.2	$(23.0)
Divided by:
Total revenues	$676.4	$224.5	$58.3	$71.0	$—
Adjusted EBITDA margin	19.6%	17.7%	21.4%	7.3%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

Outlook
Our expectations for segment and total revenues for 2021, compared to 2020 follow:

	2021 Revenue	Primary Drivers
Carlisle Construction Materials	Low-double digit growth	•Strong re-roofing demand •Price discipline •Strong architectural metals, European and polyurethanes markets
Carlisle Interconnect Technologies	Mid-to-high-single digit decline	•Commercial aerospace performance at or near bottom; backlog improving
Carlisle Fluid Technologies	Low-double digit growth	•Focus on new product introductions and price realization •Markets strengthening
Carlisle Brake & Friction	30% growth	•Construction and agriculture markets strengthening •Bookings up over 80% in first quarter year-over-year
Total Carlisle	Low-double digit growth

For the year 2021, we expect:
•Corporate expenses of approximately $120 million;
•Depreciation and amortization expense of approximately $225 million;
•Capital expenditures between $150 million and $175 million;
•Interest expense, net of interest income, of approximately $75 million; and
•Base tax rate of approximately 25%.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2021. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2021, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first three months of 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2021:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January	—	$—	—	1.9
February	0.4	149.02	0.4	6.5
March	0.6	154.80	0.6	5.9
Total	1.0		1.0
(1)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On February 2, 2021, the Company's Board of Directors approved a 5 million share increase in the Company's share repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2021, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
			8-K	001-9278	11/20/2012
4.5	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.6	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.7	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.8	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	April 27, 2021	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer