Form 10-Q
period 2021-06-30
CARLISLE COMPANIES INC
filed 2021-07-27
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

Commission file number 1-9278
www.carlisle.com
CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16430 North Scottsdale Road, Suite 400, Scottsdale, Arizona 85254
(Address of principal executive offices, including zip code)
(480) 781-5000
(Registrant's telephone number, including area code)
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
On July 21, 2021, there were 52,125,596 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,177.8	$965.4	$2,118.7	$1,924.6

Cost of goods sold	870.1	695.3	1,566.1	1,385.1
Selling and administrative expenses	161.3	144.6	312.1	295.5
Research and development expenses	13.8	11.7	24.2	23.6
Other operating income, net	(1.2)	(0.7)	(2.2)	(1.3)
Operating income	133.8	114.5	218.5	221.7
Interest expense, net	19.2	19.7	38.4	38.7
Loss on extinguishment of debt	—	—	—	8.8
Interest income	(0.4)	(2.6)	(0.9)	(3.3)
Other non-operating expense (income), net	1.1	(0.7)	4.7	(0.9)
Income from continuing operations before income taxes	113.9	98.1	176.3	178.4
Provision for income taxes	19.8	22.1	33.1	37.6
Income from continuing operations	94.1	76.0	143.2	140.8

Discontinued operations:
Income (loss) before income taxes	6.3	(1.1)	10.8	(5.2)
Provision for (benefit from) income taxes	1.1	(0.5)	2.5	(1.6)
Income (loss) from discontinued operations	5.2	(0.6)	8.3	(3.6)
Net income	$99.3	$75.4	$151.5	$137.2

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.79	$1.38	$2.71	$2.54
Income (loss) from discontinued operations	0.10	(0.01)	0.16	(0.07)
Basic earnings per share	$1.89	$1.37	$2.87	$2.47

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.77	$1.37	$2.68	$2.52
Income (loss) from discontinued operations	0.10	(0.01)	0.16	(0.07)
Diluted earnings per share	$1.87	$1.36	$2.84	$2.45

Average shares outstanding:
Basic	52.3	54.8	52.7	55.3
Diluted	53.0	55.2	53.3	55.8

Comprehensive income:
Net income	$99.3	$75.4	$151.5	$137.2
Other comprehensive income (loss):
Foreign currency gains (losses)	6.8	7.8	(6.5)	(20.5)
Amortization of unrecognized net periodic benefit costs, net of tax	1.2	1.0	2.4	2.0
Other, net of tax	0.3	0.7	(1.7)	(17.5)
Other comprehensive income (loss)	8.3	9.5	(5.8)	(36.0)
Comprehensive income	$107.6	$84.9	$145.7	$101.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$713.3	$897.1
Receivables, net of allowance for credit losses of $4.7 million and $5.0 million, respectively	722.4	554.4
Inventories, net	462.6	432.7
Contract assets	71.5	84.5
Prepaid expenses	23.4	35.8
Other current assets	69.4	60.2
Assets held for sale	449.9	144.6
Total current assets	2,512.5	2,209.3

Property, plant, and equipment, net	674.2	672.1
Goodwill, net	1,640.2	1,641.7
Other intangible assets, net	903.9	960.9
Other long-term assets	108.5	107.4
Assets held for sale	—	275.0
Total assets	$5,839.3	$5,866.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$387.1	$284.5
Accrued and other current liabilities	246.1	274.6
Contract liabilities	34.5	32.5
Current portion of debt	1.2	1.1
Liabilities held for sale	92.8	53.5
Total current liabilities	761.7	646.2

Long-term liabilities:
Long-term debt, less current portion	2,080.4	2,080.2
Contract liabilities	240.5	235.8
Other long-term liabilities	338.8	344.6
Liabilities held for sale	—	21.9
Total long-term liabilities	2,659.7	2,682.5

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 51.9 and 52.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	460.1	441.7
Treasury shares, at cost (26.5 and 25.5 shares, respectively)	(2,042.3)	(1,814.4)
Accumulated other comprehensive loss	(102.8)	(97.0)
Retained earnings	4,024.2	3,928.7
Total shareholders' equity	2,417.9	2,537.7
Total liabilities and equity	$5,839.3	$5,866.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities:
Net income	$151.5	$137.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation	46.3	49.1
Amortization	60.8	63.7
Lease expense	13.5	14.1
Stock-based compensation	8.7	14.9
Loss on extinguishment of debt	—	8.8
Deferred taxes	0.7	(1.1)
Other operating activities, net	9.5	11.5
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(190.7)	(11.8)
Inventories	(40.6)	(48.4)
Contract assets	13.7	(1.4)
Prepaid expenses and other assets	16.3	29.4
Accounts payable	118.3	(5.0)
Accrued and other current liabilities	(20.9)	(31.8)
Contract liabilities	6.8	11.5
Other long-term liabilities	(22.4)	(14.4)
Net cash provided by operating activities	171.5	226.3

Investing activities:
Capital expenditures	(55.1)	(48.5)
Investment in securities	(10.2)	—
Acquisitions, net of cash acquired	—	(2.4)
Other investing activities, net	1.8	0.9
Net cash used in investing activities	(63.5)	(50.0)

Financing activities:
Proceeds from notes	—	740.7
Repayment of notes	—	(258.5)
Borrowings from revolving credit facility	—	500.0
Repayments of revolving credit facility	—	(500.0)
Financing costs	—	(24.2)
Repurchases of common stock	(265.6)	(191.8)
Dividends paid	(56.0)	(56.0)
Proceeds from exercise of stock options	45.6	11.4
Withholding tax paid related to stock-based compensation	(7.7)	(6.4)
Other financing activities, net	(0.8)	(0.5)
Net cash (used in) provided by financing activities	(284.5)	214.7

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	(4.5)
Change in cash and cash equivalents	(176.8)	386.5
Less: change in cash and cash equivalents of discontinued operations	7.0	0.9
Cash and cash equivalents at beginning of period	897.1	342.5
Cash and cash equivalents at end of period	$713.3	$728.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of March 31, 2020	54.9	$78.7	$422.1	$(169.6)	$3,754.8	23.5	$(1,567.5)	$2,518.5
Net income	—	—	—	—	75.4	—	—	75.4
Other comprehensive income, net of tax	—	—	—	9.5	—	—	—	9.5
Dividends - $0.50 per share	—	—	—	—	(27.7)	—	—	(27.7)
Repurchases of common stock	(0.5)	—	—	—	—	0.5	(66.5)	(66.5)
Issuances and deferrals, net for stock based compensation(1)	—	—	5.7	—	—	—	1.3	7.0
Balance as of June 30, 2020	54.4	$78.7	$427.8	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2

Balance as of March 31, 2021	52.1	$78.7	$443.4	$(111.1)	$3,952.4	26.3	$(1,951.6)	$2,411.8
Net income	—	—	—	—	99.3	—	—	99.3
Other comprehensive income, net of tax	—	—	—	8.3	—	—	—	8.3
Dividends - $0.525 per share	—	—	—	—	(27.5)	—	—	(27.5)
Repurchases of common stock	(0.6)	—	—	—	—	0.6	(115.6)	(115.6)
Issuances and deferrals, net for stock based compensation(1)	0.4	—	16.7	—	—	(0.4)	24.9	41.6
Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	137.2	—	—	137.2
Other comprehensive loss, net of tax	—	—	—	(36.0)	—	—	—	(36.0)
Dividends - $1.00 per share	—	—	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock	(1.5)	—	—	—	—	1.5	(191.8)	(191.8)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	11.2	—	—	(0.2)	8.8	20.0
Balance as of June 30, 2020	54.4	$78.7	$427.8	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2

Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	151.5	—	—	151.5
Other comprehensive loss, net of tax	—	—	—	(5.8)	—	—	—	(5.8)
Dividends - $1.05 per share	—	—	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock	(1.6)	—	—	—	—	1.6	(265.6)	(265.6)
Issuances and deferrals, net for stock based compensation(1)	0.6	—	18.4	—	—	(0.6)	37.7	56.1
Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9
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
Discontinued Operations
The results of operations for the Company's Carlisle Brake & Friction ("CBF") segment have been classified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale agreement for CBF have been classified as held for sale for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 4 for additional information.
Note 2—Segment Information
The Company reports its results of operations through the following three segments, each of which represents a reportable segment as follows:

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

A summary of segment information follows:

	Three Months Ended June 30,
	2021		2020
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$937.3	$177.4	$734.9	$137.6
Carlisle Interconnect Technologies	168.9	(12.9)	184.0	(1.5)
Carlisle Fluid Technologies	71.6	6.6	46.5	(5.2)
Segment total	1,177.8	171.1	965.4	130.9
Corporate and unallocated(1)	—	(37.3)	—	(16.4)
Total	$1,177.8	$133.8	$965.4	$114.5

	Six Months Ended June 30,
	2021		2020
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,656.6	$298.7	$1,411.3	$245.3
Carlisle Interconnect Technologies	324.7	(23.6)	408.5	14.9
Carlisle Fluid Technologies	137.4	10.9	104.8	(2.4)
Segment total	2,118.7	286.0	1,924.6	257.8
Corporate and unallocated(1)	—	(67.5)	—	(36.1)
Total	$2,118.7	$218.5	$1,924.6	$221.7
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

Consideration of $16.4 million has been preliminarily allocated to goodwill, $4.3 million to definite-lived intangible assets, $4.9 million to inventory, $2.7 million to accounts receivable and $1.3 million to accounts payable. In accordance with the purchase agreement, Carlisle is indemnified for up to $1.6 million, and recorded an indemnification asset of $1.5 million in other long-term assets relating to the indemnification for pre-acquisition debt and tax withholding liabilities. During the second quarter of 2021, the pre-acquisition debt of $1.4 million was relieved along with the corresponding indemnification asset.

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

Note 4—Discontinued Operations
On May 25, 2021, the Company signed a definitive agreement to sell CBF to certain direct and indirect wholly-owned subsidiaries of BRWS Parent LLC, a portfolio company of One Rock Capital Partners (“CentroMotion”), for gross proceeds of (i) $250 million cash at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2021. The sale of CBF is consistent with the Company's optimization strategy, as laid out in Vision 2025.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$98.8	$58.8	$186.9	$129.8

Cost of goods sold	76.1	47.8	147.4	109.8
Other operating expenses, net	11.8	12.1	23.8	25.6
Operating income (loss)	10.9	(1.1)	15.7	(5.6)
Other non-operating (income) expense, net	(0.1)	—	0.2	(0.4)
Income (loss) from discontinued operations before income taxes	11.0	(1.1)	15.5	(5.2)
Pre-close transaction expenses(1)	(4.7)	—	(4.7)	—
Provision for (benefit from) income taxes	1.1	(0.5)	2.5	(1.6)
Income (loss) from discontinued operations	$5.2	$(0.6)	$8.3	$(3.6)
(1)Includes legal fees and stock-compensation expense directly related to the sale incurred prior to the close of the transaction.

A summary of the carrying amounts of major assets and liabilities, which were classified as held for sale in the Condensed Consolidated Balance Sheets follows:

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$12.0	$5.1
Receivables, net	79.7	58.3
Inventories	72.3	70.8
Prepaid other current assets	10.4	10.4
Current assets	174.4	144.6
Long-term assets reclassified to current assets	275.5	—
Total current assets	449.9	144.6

Property, plant, and equipment, net	101.2	102.0
Goodwill, net	96.5	96.5
Other intangible assets, net	71.3	73.9
Other long-term assets	6.5	2.6
Long-term assets	275.5	275.0
Long-term assets reclassified to current assets	(275.5)	—
Total long-term assets	$—	$275.0

LIABILITIES
Accounts payable	$44.8	$33.1
Accrued liabilities and other	22.7	20.4
Current liabilities	67.5	53.5
Long-term liabilities reclassified to current liabilities	25.3	—
Total current liabilities	92.8	53.5

Other long-term liabilities	25.3	21.9
Long-term liabilities	25.3	21.9
Long-term liabilities reclassified to current liabilities	(25.3)	—
Total long-term liabilities	$—	$21.9
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, follows:

(in millions)	2021	2020
Net cash provided by operating activities	$10.8	$15.4
Net cash used in investing activities	(5.6)	(5.0)
Net cash provided by (used in) financing activities(1)	1.8	(9.5)
Change in cash and cash equivalents from discontinued operations	$7.0	$0.9
(1)Represents borrowings or (repayments) from the Carlisle cash pool to fund working capital and capital expenditures.
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
Net income and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Income from continuing operations	$94.1	$76.0	$143.2	$140.8
Less: dividends declared	(27.5)	(27.7)	(56.0)	(56.0)
Undistributed earnings	66.6	48.3	87.2	84.8
Percent allocated to common shareholders(1)	99.7%	99.7%	99.7%	99.7%
	66.4	48.2	86.9	84.5
Add: dividends declared on common stock, restricted share units and vested and deferred restricted and performance shares	27.5	27.7	55.9	55.9
Income from continuing operations attributable to common shares	$93.9	$75.9	$142.8	$140.4

Shares:
Basic weighted-average shares outstanding	52.3	54.8	52.7	55.3
Effect of dilutive securities:
Performance awards	0.2	0.2	0.1	0.2
Stock options	0.5	0.2	0.5	0.3
Diluted weighted-average shares outstanding	53.0	55.2	53.3	55.8

Per share income from continuing operations attributable to common shares:
Basic	$1.79	$1.38	$2.71	$2.54
Diluted	$1.77	$1.37	$2.68	$2.52

(1) Basic weighted-average common shares outstanding	52.3	54.8	52.7	55.3
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	52.5	55.0	52.8	55.5
Percent allocated to common shareholders	99.7%	99.7%	99.7%	99.7%

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$5.2	$(0.6)	$8.3	$(3.6)
Net income attributable to common shareholders for basic and diluted earnings per share	99.2	75.3	151.1	136.9
Anti-dilutive stock options excluded from earnings per share calculation(1)	—	0.5	0.3	0.3
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-

ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021, follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
Extended service warranties	$11.8	$22.6	$21.4	$20.3	$19.4	$18.4	$149.4
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

(in millions)	2021	2020
Balance as of January 1	$268.3	$247.4
Revenue recognized	(32.0)	(28.8)
Revenue deferred	38.7	40.2
Balance as of June 30	$275.0	$258.8
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

(in millions)	2021	2020
Balance as of January 1	$84.5	$100.5
Balance as of June 30	71.5	101.9
Change in contract assets	$(13.0)	$1.4
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Total
General construction	$881.9	$—	$—	$881.9
Aerospace	—	74.0	—	74.0
Heavy equipment	22.9	—	—	22.9
Medical	—	59.1	—	59.1
Transportation	—	—	35.9	35.9
General industrial and other	32.5	35.8	35.7	104.0
Total revenues	$937.3	$168.9	$71.6	$1,177.8

	Three Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Total
General construction	$699.2	$—	$—	$699.2
Aerospace	—	80.8	—	80.8
Heavy equipment	14.0	—	—	14.0
Medical	—	62.8	—	62.8
Transportation	—	—	23.2	23.2
General industrial and other	21.7	40.4	23.3	85.4
Total revenues	$734.9	$184.0	$46.5	$965.4

	Six Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Total
General construction	$1,556.0	$—	$—	$1,556.0
Aerospace	—	139.9	—	139.9
Heavy equipment	43.2	—	—	43.2
Medical	—	114.3	—	114.3
Transportation	—	—	69.7	69.7
General industrial and other	57.4	70.5	67.7	195.6
Total revenues	$1,656.6	$324.7	$137.4	$2,118.7

	Six Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Total
General construction	$1,335.0	$—	$—	$1,335.0
Aerospace	—	217.5	—	217.5
Heavy equipment	35.5	—	—	35.5
Medical	—	111.0	—	111.0
Transportation	—	—	58.5	58.5
General industrial and other	40.8	80.0	46.3	167.1
Total revenues	$1,411.3	$408.5	$104.8	$1,924.6
Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Total
United States	$831.5	$126.8	$31.4	$989.7
International:
Europe	64.1	16.3	13.6	94.0
Asia	6.2	18.9	22.1	47.2
North America (excluding U.S.)	31.2	2.5	2.8	36.5
Middle East and Africa	4.2	2.4	0.4	7.0
Other	0.1	2.0	1.3	3.4
Total international	105.8	42.1	40.2	188.1
Total revenues	$937.3	$168.9	$71.6	$1,177.8

	Three Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Total
United States	$657.2	$129.3	$20.7	$807.2
International:
Europe	51.3	20.7	6.4	78.4
Asia	4.8	18.6	17.4	40.8
North America (excluding U.S.)	18.2	6.1	1.6	25.9
Middle East and Africa	2.4	2.4	0.2	5.0
Other	1.0	6.9	0.2	8.1
Total international	77.7	54.7	25.8	158.2
Total revenues	$734.9	$184.0	$46.5	$965.4

	Six Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Total
United States	$1,457.8	$238.3	$62.0	$1,758.1
International:
Europe	124.7	30.7	26.1	181.5
Asia	10.1	39.5	41.3	90.9
North America (excluding U.S.)	54.8	7.0	5.3	67.1
Middle East and Africa	7.6	5.0	0.8	13.4
Other	1.6	4.2	1.9	7.7
Total international	198.8	86.4	75.4	360.6
Total revenues	$1,656.6	$324.7	$137.4	$2,118.7

	Six Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Total
United States	$1,254.1	$290.7	$49.0	$1,593.8
International:
Europe	102.4	40.0	16.8	159.2
Asia	8.1	37.0	34.3	79.4
North America (excluding U.S.)	37.8	18.5	3.6	59.9
Middle East and Africa	6.3	7.3	0.7	14.3
Other	2.6	15.0	0.4	18.0
Total international	157.2	117.8	55.8	330.8
Total revenues	$1,411.3	$408.5	$104.8	$1,924.6

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock option awards	$2.3	$2.3	$5.9	$5.5
Restricted stock awards	1.7	1.8	3.9	3.8
Performance share awards	1.8	1.5	4.3	3.5
Restricted stock units	—	—	—	1.4
Stock appreciation rights	5.9	(0.4)	9.0	(3.4)
Total stock-based compensation cost incurred	11.7	5.2	23.1	10.8
Capitalized (cost) credit during the period	(5.9)	0.2	(9.3)	2.9
Amortization of capitalized cost (credit) during the period	8.8	(3.3)	14.3	0.2
Total stock-based compensation expense	$14.6	$2.1	$28.1	$13.9
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

CIT
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19 pandemic"). Select operations are being relocated to existing facilities primarily in North America. The project is estimated to take a remaining 4 to 8 months to complete. During the three and six months ended June 30, 2021, exit and disposal costs totaled $4.5 million and $5.1 million, respectively, primarily for employee termination benefit costs. Total exit and disposal costs are expected to approximate $14.2 million, with approximately $2.5 million costs remaining to be incurred, primarily in 2021.
During the second quarter of 2020, the Company initiated and substantially completed plans to exit its manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to its existing manufacturing facility in Franklin, Wisconsin. During the three and six months ended June 30, 2020, exit and disposal costs totaled $1.4 million, primarily for employee termination benefit costs and the impairment of certain assets.
During the second quarter of 2020, the Company substantially completed its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the three and six months ended June 30, 2020, exit and disposal costs totaled $0.4 million and $2.3 million, respectively, primarily for facility clean up, travel and employee termination benefit costs.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines resulting from the effects of the COVID-19 pandemic. These actions resulted in severance expense of $2.1 million and $2.8 million at CIT during the three and six months ended months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2020, these actions resulted in severance payments of $2.8 million and $2.1 million at CIT and CFT, respectively. CCM incurred $0.2 million and $0.3 million in severance payments for the three and six months ended June 30, 2020, respectively.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee severance and benefit arrangements	$3.2	$5.7	$5.1	$6.0
Relocation costs	0.2	0.1	0.3	0.3
Accelerated depreciation and impairments	2.1	0.4	2.1	0.4
Facility cleanup costs	—	—	(1.0)	0.8
Other restructuring costs	1.1	0.7	1.5	1.4
Total exit and disposal costs	$6.6	$6.9	$8.0	$8.9
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Carlisle Interconnect Technologies	$6.6	$4.6	$7.9	$6.5
Carlisle Fluid Technologies	—	2.1	0.1	2.1
Carlisle Construction Materials	—	0.2	—	0.3
Total exit and disposal costs	$6.6	$6.9	$8.0	$8.9

The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$3.6	$4.0	$4.4	$5.7
Selling and administrative expenses	2.8	2.7	3.4	2.8
Research and development expenses	0.2	—	0.2	—
Other operating expense, net	—	0.2	—	0.4
Total exit and disposal costs	$6.6	$6.9	$8.0	$8.9
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2020	$6.1
Charges	8.0
Cash payments	(7.3)
Balance as of June 30, 2021	$6.8
The liability of $6.8 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2021, was 18.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.4% and a tax impact of $9.8 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to employee stock compensation.
The effective income tax rate on continuing operations for the six months ended June 30, 2020, was 21.1%.
Note 10—Inventories, net

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$200.4	$168.2
Work-in-process	75.1	67.4
Finished goods	218.4	225.8
Reserves	(31.3)	(28.7)
Inventories, net	$462.6	$432.7

Note 11—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	Total
Balance as of December 31, 2020	$613.0	$835.6	$193.1	$1,641.7
Measurement period adjustments(1)	—	—	(0.2)	(0.2)
Currency translation and other	(0.9)	0.1	(0.5)	(1.3)
Balance as of June 30, 2021	$612.1	$835.7	$192.4	$1,640.2
(1)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.

Other Intangible Assets, net
A summary of the Company's other intangible assets, net follows:

	June 30, 2021			December 31, 2020
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$998.9	$(429.4)	$569.5	$1,000.7	$(393.7)	$607.0
Technology and intellectual property	261.2	(186.0)	75.2	263.0	(172.6)	90.4
Trade names and other	119.9	(56.8)	63.1	115.6	(48.7)	66.9
Assets not subject to amortization:
Trade names	196.1	—	196.1	196.6	—	196.6
Other intangible assets, net	$1,576.1	$(672.2)	$903.9	$1,575.9	$(615.0)	$960.9
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	June 30, 2021	December 31, 2020
Carlisle Construction Materials	$279.2	$300.9
Carlisle Interconnect Technologies	360.4	384.8
Carlisle Fluid Technologies	252.6	261.3
Corporate	11.7	13.9
Total	$903.9	$960.9

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
2.75% Notes due 2030	$750.0	$750.0	$780.3	$804.8
3.75% Notes due 2027	600.0	600.0	664.1	679.3
3.5% Notes due 2024	400.0	400.0	428.5	438.3
3.75% Notes due 2022	350.0	350.0	364.0	366.9
Unamortized discount, debt issuance costs and other	(18.4)	(18.7)
Total long term-debt	2,081.6	2,081.3
Less: current portion of debt	1.2	1.1
Long term-debt, less current portion	$2,080.4	$2,080.2
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility (the “Facility”)
During the six months ended June 30, 2021, there were no borrowings or repayments under the Facility. As of June 30, 2021 and December 31, 2020, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2021 and December 31, 2020.

Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2021 and December 31, 2020, the Company had $26.6 million and $25.2 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $53.4 million was available for use as of June 30, 2021.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Service cost	$0.7	$0.7	$1.4	$1.4
Interest cost	0.7	1.2	1.4	2.3
Expected return on plan assets	(2.5)	(2.5)	(4.9)	(4.9)
Amortization of unrecognized loss(1)	1.6	1.3	3.2	2.7
Settlement expense	0.5	—	0.9	—
Net periodic benefit cost	$1.0	$0.7	$2.0	$1.5
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.4) million and $(0.8) million for the three and six months ended June 30, 2021, respectively, and $(0.3) million and $(0.6) million for the three and six months ended June 30, 2020, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating expense (income), net.
Note 14—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies and fluid technologies. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2021	2020
Balance as of January 1	$30.0	$28.7
Provision	0.1	7.2
Claims	(2.3)	(6.6)
Foreign exchange	(0.2)	—
Balance as of June 30	$27.6	$29.3

Note 15—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

A summary of the Company's designated and non-designated hedges follows:

	June 30, 2021		December 31, 2020
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$2.5	$76.0	$5.0	$93.5
Non-designated hedges	0.5	53.9	0.2	63.7
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive income (loss) related to foreign currency cash flow hedges was immaterial for the three and six months ended June 30, 2021 and 2020. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and six months ended June 30, 2021 and 2020, and are recognized in other non-operating expense (income), net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations with its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had $5.7 million and $6.6 million of cash, respectively, and $7.8 million and $7.7 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of June 30, 2021, the Company had $10.2 million of investment grade bonds, with maturities less than one year. The investment grade bonds are classified as available for sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows. The Company did not have any investment securities as of December 31, 2020.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of June 30, 2021, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
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
Note 17—Subsequent Events
On July 19, 2021 the Company announced that it has entered into a definitive agreement to acquire ASP Henry Holdings, Inc. (“Henry”), a leading provider of building envelope systems, from American Securities LLC. Under the terms of the agreement, Carlisle will purchase Henry for $1.575 billion in cash. The acquisition, which is subject to customary closing conditions, is expected to close in the third quarter of 2021. The results of operations of the acquired business will be reported within the CCM segment upon the close of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading supplier of innovative building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future. Through its Carlisle Construction Materials ("CCM") business and family of leading brands, Carlisle delivers innovative, labor-reducing and environmentally responsible products and solutions to customers across the planet through the Carlisle Experience. Over the life of a building, Carlisle’s products help drive lower greenhouse gas emissions, improve energy savings for building owners and operators, and increase a building’s resiliency to the elements. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior shareholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. Carlisle also is a leading provider of products to the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") business segments. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
Carlisle's performance continues to strengthen as we accelerate into the recovery. Given our adherence to strict safety measures across our global footprint, we are happy to report Carlisle's COVID-19 related infection rates approached zero in the second quarter. Over a year removed from the pandemic's initial impact, we are well positioned to meet Carlisle's center-led Vision 2025 objectives, supported by confidence in the fundamentals of our businesses, positive long-term trends, and a commitment to providing our customers superior service through the Carlisle Experience.
On July 19, 2021, we announced the acquisition of ASP Henry Holdings, Inc. (“Henry”), a best-in-class provider of building envelope systems that control the flow of water, vapor and energy to optimize building sustainability. Henry will augment Carlisle Construction Materials' ("CCM") growth and innovation efforts in commercial construction and increases its presence in residential construction in North America.
On May 25, 2021, we announced the sale of Carlisle Brake & Friction ("CBF") to certain direct and indirect wholly-owned subsidiaries of BRWS Parent LLC, a portfolio company of One Rock Capital Partners (“CentroMotion”), in a transaction structured to provide Carlisle the opportunity to receive $375 million, including receipt of $250 million cash at closing, subject to certain adjustments, and the right to receive an additional post-closing cash payment of up to $125 million based on CBF’s achievement of certain performance targets for calendar year 2021. We expect the transaction, which is subject to customary closing conditions, to close in the third quarter of 2021. The sale of CBF is consistent with our portfolio optimization strategy as contemplated in Vision 2025.
CCM's performance continues to confirm our conviction that Carlisle's strategic pivot to our highest-returning business is the correct path. Carlisle's positive second quarter results were driven by CCM, which continues to benefit from the strong re-roofing cycle in the United States. CCM is committed to delivering the full value of the Carlisle Experience and being the manufacturer of choice with second-to-none reliability for all of our channel partners. These efforts were clearly demonstrated in the second quarter with solid execution meeting unusually strong demand despite the significant supply constraints. CCM continues to operate with agility and precision, adjusting quickly to the downturn in 2020, and just as quickly adjusting to the upturn in 2021.
While CCM generated most of our earnings in the second quarter of 2021, our other businesses exhibited continued progress. Carlisle Interconnect Technologies' ("CIT") results were in line with subdued expectations. Given expanding global vaccine rollout, increased domestic travel, European countries opening their borders to American and other vaccinated travelers, and improvements in CIT's order book, we continue to believe CIT is positioned for sequential improvement going forward. Taken together with the improving backlog in our medical technologies product lines, we are optimistic CIT will return to growth in the second half of 2021.
Carlisle Fluid Technologies ("CFT") delivered improved revenue and operating income performance in the quarter driven by a commitment to new product introductions, price discipline and integrating our newer platforms. With end markets strengthening, the team continues to execute on Vision 2025 initiatives and focus on enhancing our customers' experience.
We remain balanced in our capital deployment approach by investing in our businesses, repurchasing $265.6 million of shares and maintaining our cash dividend payments of $56.0 million during the first six months. As of the end of the second quarter, we have a strong cash position of $713.3 million with $1.0 billion undrawn on our revolving credit facility (the "Facility").
Vision 2025 continues to provide Carlisle clear direction. We have stayed the course on our strategy throughout the past year and a half and have regained positive momentum across all segments. We believe we are well positioned to accelerate through the recovery and beyond.
Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,177.8	$965.4	$2,118.7	$1,924.6
Operating income	$133.8	$114.5	$218.5	$221.7
Operating margin percentage	11.4%	11.9%	10.3%	11.5%
Income from continuing operations	$94.1	$76.0	$143.2	$140.8
Income (loss) from discontinued operations	$5.2	$(0.6)	$8.3	$(3.6)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.77	$1.37	$2.68	$2.52
Income (loss) from discontinued operations	$0.10	$(0.01)	$0.16	$(0.07)

Non-comparable items(1)	$9.5	$14.2	$16.9	$27.4
(1)Non-comparable items include items that, by their nature, tend to obscure the Company’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
Revenues increased in the second quarter and first six months of 2021 primarily reflecting higher volumes and price realization in our CCM and CFT segments and favorable foreign currency impacts, partially offset by lower volumes in our CIT segment, which has continued to be impacted by the prolonged aerospace decline.
The decrease in operating margin percentage in the second quarter and first six months of 2021 primarily reflected raw material and wage inflation across all segments, and unfavorable mix at CIT. The decrease in operating income was partially offset by higher volumes, price realization and savings from the Carlisle Operating System ("COS").
Diluted earnings per share from continuing operations increased primarily due to improved operating income performance ($0.26 per share in the second quarter of 2021), a lower effective tax rate ($0.13 per share in the second quarter of 2021 and $0.10 per share in the first six months of 2021), and reduced average shares outstanding ($0.07 per share in the second quarter of 2021 and $0.12 per share in the first six months of 2021) resulting from purchases under our share repurchase program. The increase was partially offset by lower operating income performance in the first six months of 2021 of $0.04.
We generated $171.5 million in operating cash flow in the first six months of 2021, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended June 30	$1,177.8	$965.4	$212.4	22.0%	0.4%	20.7%	0.9%
Six months ended June 30	$2,118.7	$1,924.6	$194.1	10.1%	0.4%	8.9%	0.8%
Revenues increased in the second quarter and first six months of 2021 primarily reflecting higher sales volumes and price realization in our CCM and CFT segments across all markets in which they operate and favorable foreign currency impacts, partially offset by lower CIT volumes as a result of the prolonged aerospace decline.

Gross Margin

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Gross margin	$307.7	$270.1	$37.6	13.9%	$552.6	$539.5	$13.1	2.4%
Gross margin percentage	26.1%	28.0%			26.1%	28.0%
Depreciation and amortization	$24.1	$26.2			$48.7	$53.0
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in the second quarter and first six months of 2021, driven by raw material and wage inflation, and unfavorable mix at our CIT segment, partially offset by savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $3.6 million for the second quarter and $4.4 million in the first six months of 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $4.0 million for the second quarter and $5.7 million for the first six months of 2020. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Selling and administrative expenses	$161.3	$144.6	$16.7	11.5%	$312.1	$295.5	$16.6	5.6%
As a percentage of revenues	13.7%	15.0%			14.7%	15.4%
Depreciation and amortization	$25.0	$24.3			$49.2	$47.9
The increase in selling and administrative expenses in the second quarter and first six months of 2021 primarily reflected higher medical costs, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $2.8 million for the second quarter and $3.4 million for the first six months of 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $2.7 million for the second quarter and $2.8 million for the first six months of 2020. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Research and development expenses	$13.8	$11.7	$2.1	17.9%	$24.2	$23.6	$0.6	2.5%
As a percentage of revenues	1.2%	1.2%			1.1%	1.2%
Depreciation and amortization	$0.4	$0.5			$0.9	$1.0
Research and development expenses were higher in the second quarter and first six months of 2021, compared with the 2020 periods, primarily reflecting higher new product development expenses at our CIT segment.
Other Operating Income, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Other operating income, net	$(1.2)	$(0.7)	$(0.5)	71.4%	$(2.2)	$(1.3)	$(0.9)	69.2%
Other operating income, net in the 2021 periods primarily reflected rebates ($0.8 million in second-quarter and $1.7 million in the first six months) and royalty income ($0.4 million in second-quarter and $0.7 million in the first six months), partially offset by an insurance settlement of $0.5 million in both the second-quarter and first six months at CCM.
Other operating income, net in the 2020 periods primarily reflected rebates ($0.7 million in second-quarter and $1.2 million in the first six months) and royalty income ($0.3 million in second-quarter and $0.7 million in the first six months), partially offset by losses on sale of assets ($0.8 in second-quarter and $1.5 million in the first six months), primarily at CIT and CCM.

Operating Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Operating income	$133.8	$114.5	$19.3	16.9%	$218.5	$221.7	$(3.2)	(1.4)%
Operating margin percentage	11.4%	11.9%			10.3%	11.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Interest expense, net	$19.2	$19.7	$(0.5)	(2.5)%	$38.4	$38.7	$(0.3)	(0.8)%
Interest expense, net of capitalized interest, declined in the second quarter and first six months of 2021 primarily reflecting draws on our revolving credit facility in the first quarter of 2020, which were repaid in the second quarter of 2020. Refer to Note 12 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $8.8 million in the first six months of 2020 related to the early redemption in full of our $250.0 million aggregate principal amount of our outstanding 5.125% notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs.
Interest Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Interest income	$(0.4)	$(2.6)	$2.2	(84.6)%	$(0.9)	$(3.3)	$2.4	(72.7)%
Interest income decreased during the second quarter and first six months of 2021 primarily reflecting lower cash balances and lower yields.
Other Non-operating Expense (Income), net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Other non-operating expense (income), net	$1.1	$(0.7)	$1.8	NM	$4.7	$(0.9)	$5.6	NM
Other non-operating expense (income), net in the first six months of 2021 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation ("Petersen") acquisition resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense (income), net, in the first six months of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by the release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.
Income Taxes

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Provision for income taxes	$19.8	$22.1	$(2.3)	(10.4)%	$33.1	$37.6	$(4.5)	(12.0)%
Effective tax rate	17.4%	22.5%			18.8%	21.1%
The effective income tax rate on continuing operations for the first six months of 2021 was 18.8%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.4% and a tax impact of $9.8 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to stock compensation.
The effective income tax rate on continuing operations for the first six months of 2020 was 21.1%.

Income (Loss) from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
Income (loss) from discontinued operations before taxes	$6.3	$(1.1)	$7.4	(672.7)%	$10.8	$(5.2)	$16.0	(307.7)%
Provision for (benefit from) income taxes	1.1	(0.5)			2.5	(1.6)
Income (loss) from discontinued operations	$5.2	$(0.6)			$8.3	$(3.6)
Income (loss) from discontinued operations for the second quarter and first six months of 2021 reflects improved operating results from the CBF segment, compared with the 2020 periods, partially offset by pre-close transaction costs incurred in the second quarter of 2021.
Segment Results of Operations
Carlisle Construction Materials ("CCM")
CCM continues to benefit from the strong re-roofing cycle in the United States. All of CCM's platforms delivered double digit sales growth, while our architectural metals and spray foam insulation product lines delivered over 40% growth. CCM is committed to delivering the full value of the Carlisle Experience and being the manufacturer of choice with second-to-none reliability for all of our channel partners. These efforts were clearly demonstrated in the second quarter with solid execution meeting unusually strong demand despite the significant supply constraints. CCM continues to operate with agility and precision, adjusting quickly to the downturn in 2020, and just as quickly adjusting to the upturn in 2021.
On June 2, 2021, we announced that construction has begun on CCM's sixth thermoplastic polyolefin ("TPO") manufacturing line, which will produce the commercial roofing industry's first 16-foot-wide TPO membranes. Located in Carlisle, Pennsylvania, the new line will add to CCM's industry-leading production capacity with the widest TPO sheets on the market. Consistent with Carlisle's Vision 2025 strategy to invest in high-returning businesses, the new TPO line will support organic growth initiatives and also create jobs for the city of Carlisle and surrounding communities. The new line is expected to begin production in early 2022.
On April 20, 2021, Carlisle announced plans to build an innovative, state-of-the-art polyiso insulation manufacturing facility in Sikeston, Missouri. Consistent with Carlisle’s Vision 2025 strategy to invest in high-returning businesses to drive organic growth, the plant will support organic growth initiatives and create new jobs for the city of Sikeston and surrounding communities. The building will be constructed in accordance with the latest advances in LEED building and ESG principles. Additionally, we expect that this central location will reduce our supply chain carbon footprint and improve material lead times for customers in this region where the use of insulation in the building envelope is steadily increasing. At the new facility, CCM will manufacture energy-efficient polyiso insulation, which not only lowers energy costs for building owners and operators, but also helps reduce a building's greenhouse gas emissions.
Our new investments in Sikeston, Missouri and industry-first 16 foot-wide TPO line in Carlisle, Pennsylvania are evidence of our conviction in CCM's attractive long-term growth prospects.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$937.3	$734.9	$202.4	27.5%	—%	26.8%	0.7%
Operating income	$177.4	$137.6	$39.8	28.9%
Operating margin percentage	18.9%	18.7%
Depreciation and amortization	$23.5	$25.0
Non-comparable items(1)	$0.4	$2.2
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the second quarter of 2021 primarily reflecting higher volumes from strength in U.S. commercial roofing demand and price realization.

CCM’s operating margin percentage increase in the second quarter of 2021 primarily reflected higher volumes, price realization and savings from COS, partially offset by raw material and wage inflation.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$1,656.6	$1,411.3	$245.3	17.4%	—%	16.7%	0.7%
Operating income	$298.7	$245.3	$53.4	21.8%
Operating margin percentage	18.0%	17.4%
Depreciation and amortization	$46.9	$49.8
Non-comparable items (1)	$2.7	$2.8
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the first six months of 2021 primarily reflecting higher volumes from strength in U.S. commercial roofing demand and price realization.
CCM’s operating margin percentage increase in the first six months of 2021 primarily reflected higher volumes, price realization and savings from COS, partially offset by raw material and wage inflation.
Carlisle Interconnect Technologies ("CIT")
CIT's results were in line with subdued expectations. Given expanding global vaccine rollout, increased domestic travel, European countries opening their borders to American and other vaccinated travelers and improvements in CIT's order book, we continue to believe CIT is positioned for sequential improvement going forward. Taken together with the improving backlog in our medical technologies product lines, we are optimistic CIT will return to growth in the second half of 2021.

In 2020, as a result of the market declines caused by the effects of the COVID-19 pandemic, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to our existing facilities primarily in North America. This project is estimated to take a remaining 4 to 8 months to complete. Total project costs are expected to approximate $17.7 million, with approximately $3.5 million remaining to be incurred.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$168.9	$184.0	$(15.1)	(8.2)%	1.1%	(9.7)%	0.4%
Operating loss	$(12.9)	$(1.5)	$(11.4)	(760.0)%
Operating margin percentage	(7.6)%	(0.8)%
Depreciation and amortization	$18.7	$19.7
Non-comparable items(1)	$7.7	$5.0
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue decline in the second quarter of 2021 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of slow recovery in build rates on narrow and wide body aircraft by original equipment manufacturers ("OEMs") given declines in airline travel.

CIT’s operating margin percentage decrease in the second quarter of 2021 was driven by lower volumes, unfavorable mix, and raw material and wage inflation, partially offset by savings from COS and lower travel and other administrative costs.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$324.7	$408.5	$(83.8)	(20.5)%	0.9%	(21.7)%	0.3%
Operating (loss) income	$(23.6)	$14.9	$(38.5)	(258.4)%
Operating margin percentage	(7.3)%	3.6%
Depreciation and amortization	$37.6	$38.8
Non-comparable items(1)	$10.5	$8.4
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue decline in the first six months of 2021 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of slow recovery in build rates on narrow and wide body aircraft by OEMs given declines in airline travel.
CIT’s operating margin percentage decreased in the first six months of 2021, driven by lower volumes, unfavorable mix, and raw material and wage inflation, partially offset by savings from COS and lower travel and other administrative costs.
Carlisle Fluid Technologies ("CFT")
CFT delivered improved revenue and operating income performance in the quarter driven by a commitment to new product introductions, price discipline and integrating our newer platforms. With end markets strengthening, the team continues to execute on Vision 2025 initiatives and focus on enhancing our customers' experience.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$71.6	$46.5	$25.1	54.0%	3.6%	44.3%	6.1%
Operating income (loss)	$6.6	$(5.2)	$11.8	226.9%
Operating margin percentage	9.2%	(11.2)%
Depreciation and amortization	$5.9	$5.4
Non-comparable items(1)	$—	$2.1
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CFT's revenue increased in the second quarter of 2021 reflecting increased volumes, particularly in the transportation end market, price realization, favorable foreign currency impacts and contributions from acquisitions.
CFT’s operating margin percentage performance improved in the second quarter of 2021 reflecting higher volumes, price realization and savings from COS, partially offset by wage and raw material inflation.

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$137.4	$104.8	$32.6	31.1%	3.9%	22.7%	4.5%
Operating income (loss)	$10.9	$(2.4)	$13.3	554.2%
Operating margin percentage	7.9%	(2.3)%
Depreciation and amortization	$11.5	$11.6
Non-comparable items(1)	$0.7	$2.3
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CFT's revenue increased in the first six months of 2021 reflecting increased volumes, particularly in the transportation end market, price realization, favorable foreign currency impacts and contributions from acquisitions.
CFT’s operating margin percentage performance improved for the first six months of 2021, reflecting higher volumes, price realization and savings from COS, partially offset by wage and raw material inflation.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2021	December 31, 2020
Europe	$135.6	$113.7
North America (excluding U.S.)	49.3	50.8
China	6.3	18.4
Asia Pacific (excluding China)	34.5	27.0
International cash and cash equivalents	225.7	209.9
U.S. cash and cash equivalents	487.6	687.2
Total cash and cash equivalents	$713.3	$897.1
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2020, primarily related to share repurchases, payment of dividends to shareholders and capital expenditures.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in China, we may be subject to withholding taxes, and as such we have accrued $3.3 million in anticipation of those taxes as of June 30, 2021.
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
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$171.5	$226.3
Net cash used in investing activities	(63.5)	(50.0)
Net cash (used in) provided by financing activities	(284.5)	214.7
Effect of foreign currency exchange rate changes on cash	(0.3)	(4.5)
Change in cash and cash equivalents	$(176.8)	$386.5
Operating Activities
We generated operating cash flows of $171.5 million for the first six months of 2021 (including working capital uses of $103.9 million), compared with $226.3 million for the first six months of 2020 (including working capital uses of $69.0 million). Lower operating cash flows in the first six months of 2021 primarily reflected an increase in receivables from higher sales, partially offset by higher payables due to rising raw material costs.
Investing Activities
Cash used in investing activities of $63.5 million for the first six months of 2021 primarily reflected capital expenditures of $55.1 million and investment in securities of $10.2 million. Cash used in investing activities of $50.0 million for the first six months of 2020 primarily reflected capital expenditures of $48.5 million.

Financing Activities
Cash used in financing activities of $284.5 million in the first six months of 2021 primarily reflected share repurchases of $265.6 million and cash dividend payments of $56.0 million, reflecting the increased quarterly dividend of $0.525 per share. Cash provided by financing activities of $214.7 million during the first six months of 2020 primarily reflected net proceeds from our February 2020 offering of $750 million of senior notes and draws under the Facility, partially offset by the early redemption of our $250 million of senior notes due December 15, 2020 and financing costs associated with our February notes offering. Additionally during the first six months of 2020 we used cash of $191.8 million for share repurchases and $56.0 million for dividend payments.
Debt Instruments
Revolving Credit Facility (the "Facility")
During the first six months of 2021, we had no borrowings or repayments under the Facility. As of June 30, 2021, the Facility had no outstanding balance and $1.0 billion of availability. During the first six months of 2020, borrowings and repayments under the Facility totaled $500.0 million.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2021 and December 31, 2020.

Refer to Note 12 for further information on our debt instruments.

Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before income, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about the Company's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to peer companies. This information differs from net income and operating income determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. The Company's and its segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follows. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (GAAP)	$99.3	$75.4	$151.5	$137.2
Less: income (loss) from discontinued operations (GAAP)	5.2	(0.6)	8.3	(3.6)
Income from continuing operations (GAAP)	94.1	76.0	143.2	140.8
Provision for income taxes	19.8	22.1	33.1	37.6
Interest expense, net	19.2	19.7	38.4	38.7
Interest income	(0.4)	(2.6)	(0.9)	(3.3)
EBIT	132.7	115.2	213.8	213.8
Exit and disposal, and facility rationalization costs	7.5	7.3	10.6	10.8
Inventory step-up amortization and acquisition costs	1.3	4.9	2.2	5.6
Impairment charges	—	—	—	—
Losses from acquisitions and disposals	0.1	2.0	3.5	2.2
Losses from insurance	0.5	—	0.5	—
Losses from litigation	0.1	—	0.1	—
Losses on extinguishment of debt	—	—	—	8.8
Total non-comparable items	9.5	14.2	16.9	27.4
Adjusted EBIT	142.2	129.4	230.7	241.2
Depreciation	20.3	21.2	40.6	41.4
Amortization	29.2	29.8	58.2	60.5
Adjusted EBITDA	$191.7	$180.4	$329.5	$343.1
Divided by:
Total revenues	$1,177.8	$965.4	$2,118.7	$1,924.6
Adjusted EBITDA margin	16.3%	18.7%	15.6%	17.8%

	Three Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$177.4	$(12.9)	$6.6	$(37.3)
Non-operating expense (income)(1)	0.1	—	1.1	(0.1)
EBIT	177.3	(12.9)	5.5	(37.2)
Exit and disposal, and facility rationalization costs	—	7.7	(0.2)	—
Inventory step-up amortization and acquisition costs	—	—	—	1.3
Impairment charges	—	—	—	—
(Gains) losses from acquisitions and disposals	(0.1)	—	0.2	—
Losses from insurance	0.5	—	—	—
Losses from litigation	—	—	—	0.1
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	0.4	7.7	—	1.4
Adjusted EBIT	177.7	(5.2)	5.5	(35.8)
Depreciation	12.0	6.0	1.4	0.9
Amortization	11.5	12.7	4.5	0.5
Adjusted EBITDA	$201.2	$13.5	$11.4	$(34.4)
Divided by:
Total revenues	$937.3	$168.9	$71.6	$—
Adjusted EBITDA margin	21.5%	8.0%	15.9%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Three Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$137.6	$(1.5)	$(5.2)	$(16.4)
Non-operating expense (income)(1)	2.6	0.2	—	(3.5)
EBIT	135.0	(1.7)	(5.2)	(12.9)
Exit and disposal, and facility rationalization costs	0.2	5.0	2.1	—
Inventory step-up amortization and acquisition costs	—	—	—	4.9
Impairment charges	—	—	—	—
Losses (gains) from acquisitions and disposals	2.0	—	—	—
Losses (gains) from insurance	—	—	—	—
Losses (gains) from litigation	—	—	—	—
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	2.2	5.0	2.1	4.9
Adjusted EBIT	137.2	3.3	(3.1)	(8.0)
Depreciation	12.5	6.6	1.3	0.8
Amortization	12.5	13.1	4.1	0.1
Adjusted EBITDA	$162.2	$23.0	$2.3	$(7.1)
Divided by:
Total revenues	$734.9	$184.0	$46.5	$—
Adjusted EBITDA margin	22.1%	12.5%	4.9%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Six Months Ended June 30, 2021
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$298.7	$(23.6)	$10.9	$(67.5)
Non-operating expense(1)	2.3	—	1.5	0.9
EBIT	296.4	(23.6)	9.4	(68.4)
Exit and disposal, and facility rationalization costs	—	10.2	0.4	—
Inventory step-up amortization and acquisition costs	—	—	0.1	2.1
Impairment charges	—	—	—	—
Losses from acquisitions and disposals	2.2	0.3	0.2	0.8
Losses from insurance	0.5	—	—	—
Losses from litigation	—	—	—	0.1
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	2.7	10.5	0.7	3.0
Adjusted EBIT	299.1	(13.1)	10.1	(65.4)
Depreciation	23.9	12.3	2.6	1.8
Amortization	23.0	25.3	8.9	1.0
Adjusted EBITDA	$346.0	$24.5	$21.6	$(62.6)
Divided by:
Total revenues	$1,656.6	$324.7	$137.4	$—
Adjusted EBITDA margin	20.9%	7.5%	15.7%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Six Months Ended June 30, 2020
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$245.3	$14.9	$(2.4)	$(36.1)
Non-operating expense income)(1)	2.9	(0.6)	(3.3)	8.9
EBIT	242.4	15.5	0.9	(45.0)
Exit and disposal, and facility rationalization costs	0.3	8.4	2.1	—
Inventory step-up amortization and acquisition costs	0.2	—	0.2	5.2
Impairment charges	—	—	—	—
Losses (gains) from acquisitions and disposals	2.3	—	—	(0.1)
Losses from insurance	—	—	—	—
Losses from litigation	—	—	—	—
Losses on extinguishment of debt	—	—	—	8.8
Total non-comparable items	2.8	8.4	2.3	13.9
Adjusted EBIT	245.2	23.9	3.2	(31.1)
Depreciation	24.7	12.6	2.6	1.5
Amortization	25.1	26.2	9.0	0.2
Adjusted EBITDA	$295.0	$62.7	$14.8	$(29.4)
Divided by:
Total revenues	$1,411.3	$408.5	$104.8	$—
Adjusted EBITDA margin	20.9%	15.3%	14.1%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

Outlook
Our expectations for segment and total revenues for 2021, compared to 2020 follow:

	2021 Revenue	Primary Drivers
Carlisle Construction Materials	High-teens growth	•Strong re-roofing demand •Price discipline •Strong architectural metals, European and polyurethane markets
Carlisle Interconnect Technologies	Mid-to-high-single digit decline	•Commercial aerospace performance at or near bottom; backlog improving
Carlisle Fluid Technologies	Mid-teens growth	•Focus on new product introductions and price realization •Markets strengthening
Total Carlisle	Mid-teens growth
For the year 2021, we expect:
•Corporate expenses of approximately $125 million;
•Depreciation and amortization expense of approximately $210 million;
•Capital expenditures of approximately $150 million;
•Interest expense, net of interest income, of approximately $75 million; and
•Base tax rate of approximately 25%.
Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions, including Henry; our successful completion of strategic dispositions, including CBF; the cyclical nature of our businesses; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission ("SEC") from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2021. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2021, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first six months of 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 16.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2021:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April	0.3	$171.68	0.3	5.6
May	—	—	—	5.6
June	0.3	186.28	0.3	5.3
Total	0.6		0.6
(1)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On February 2, 2021, the Company's Board of Directors approved a 5 million share increase in the Company's share repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2021, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
2.1	Equity and Asset Purchase Agreement, dated May 24, 2021, by and among Carlisle Fluid Technologies, Inc., Carlisle Global II Limited, Carlisle Industrial Brake & Friction, Inc., Carlisle International B.V., Carlisle Asia Pacific Ltd., Carlisle Intangible, LLC, Carlisle, LLC, Engineered Components and Systems, LLC, CMBF, LLC, Power-Packer Europa B.V., Power Packer North America, Inc., EC&S Holdings Hong Kong Limited and BRWS Parent LLC (solely for purposes of Section 8.3 thereto).		8-K	001-9278	5/26/2021
2.2	Agreement and Plan of Merger, dated as of July 18, 2021, by and among Carlisle Companies Incorporated, ASP Henry Holdings, Inc., ASP Henry Investco LP and Aaron Merger Sub, Inc.		8-K	001-9278	7/20/2021
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-9278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-9278	12/14/2015
4.1P	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
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
			8-K	001-9278	11/20/2012
4.5	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.6	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.7	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.8	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
10.1	Form of Trademark License Agreement between Carlisle Intangible Company, LLC and Engineered Components and Systems, LLC.		8-K	001-9278	5/26/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	July 27, 2021	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer