Form 10-Q
period 2021-09-30
CARLISLE COMPANIES INC
filed 2021-10-26
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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
On October 19, 2021, there were 52,284,570 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,315.6	$1,057.0	$3,434.3	$2,981.6

Cost of goods sold	944.0	739.1	2,510.1	2,124.2
Selling and administrative expenses	192.6	153.0	504.7	448.5
Research and development expenses	12.8	11.5	37.0	35.1
Other operating income, net	(0.3)	(1.4)	(2.5)	(2.7)
Operating income	166.5	154.8	385.0	376.5
Interest expense, net	19.8	19.1	58.2	57.8
Loss on extinguishment of debt	—	—	—	8.8
Interest income	(0.2)	(0.7)	(1.1)	(4.0)
Other non-operating expense (income), net	0.9	0.5	5.6	(0.4)
Income from continuing operations before income taxes	146.0	135.9	322.3	314.3
Provision for income taxes	33.0	33.2	66.1	70.8
Income from continuing operations	113.0	102.7	256.2	243.5

Discontinued operations:
Income (loss) before income taxes	2.2	0.5	13.0	(4.7)
(Benefit from) provision for income taxes	(26.9)	0.9	(24.4)	(0.7)
Income (loss) from discontinued operations	29.1	(0.4)	37.4	(4.0)
Net income	$142.1	$102.3	$293.6	$239.5

Basic earnings per share attributable to common shares:
Income from continuing operations	$2.15	$1.89	$4.86	$4.42
Income (loss) from discontinued operations	0.55	(0.01)	0.71	(0.07)
Basic earnings per share	$2.70	$1.88	$5.57	$4.35

Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.12	$1.88	$4.80	$4.38
Income (loss) from discontinued operations	0.55	(0.01)	0.70	(0.07)
Diluted earnings per share	$2.67	$1.87	$5.50	$4.31

Average shares outstanding:
Basic	52.3	54.1	52.6	54.9
Diluted	53.0	54.5	53.2	55.4

Comprehensive income:
Net income	$142.1	$102.3	$293.6	$239.5
Other comprehensive income (loss):
Foreign currency gains (losses)	0.6	24.9	(5.9)	4.4
Amortization of unrecognized net periodic benefit costs, net of tax	1.2	1.1	3.6	3.1
Other, net of tax	(0.2)	2.2	(1.9)	(15.3)
Other comprehensive income (loss)	1.6	28.2	(4.2)	(7.8)
Comprehensive income	$143.7	$130.5	$289.4	$231.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$295.6	$897.1
Receivables, net of allowance for credit losses of $5.1 million and $5.0 million, respectively	877.5	554.4
Inventories, net	548.9	432.7
Contract assets	73.5	84.5
Prepaid expenses	35.1	35.8
Other current assets	251.2	60.2
Discontinued operations	—	144.6
Total current assets	2,081.8	2,209.3

Property, plant, and equipment, net	734.1	672.1
Goodwill, net	2,539.5	1,641.7
Other intangible assets, net	1,599.4	960.9
Other long-term assets	119.8	107.4
Discontinued operations	—	275.0
Total assets	$7,074.6	$5,866.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$481.0	$284.5
Accrued and other current liabilities	332.6	274.6
Contract liabilities	35.3	32.5
Current portion of debt	2.4	1.1
Discontinued operations	—	53.5
Total current liabilities	851.3	646.2

Long-term liabilities:
Long-term debt, less current portion	2,924.0	2,080.2
Contract liabilities	246.8	235.8
Other long-term liabilities	507.7	344.6
Discontinued operations	—	21.9
Total long-term liabilities	3,678.5	2,682.5

Shareholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 52.1 and 52.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	473.8	441.7
Treasury shares, at cost (26.3 and 25.5 shares, respectively)	(2,044.4)	(1,814.4)
Accumulated other comprehensive loss	(101.2)	(97.0)
Retained earnings	4,137.9	3,928.7
Total shareholders' equity	2,544.8	2,537.7
Total liabilities and equity	$7,074.6	$5,866.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities:
Net income	$293.6	$239.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation	67.9	73.3
Amortization	96.8	95.7
Lease expense	20.3	20.9
Stock-based compensation	14.0	21.0
Loss on extinguishment of debt	—	8.8
Deferred taxes	(2.0)	(2.4)
Other operating activities, net	16.9	17.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(268.7)	(34.0)
Inventories	(72.4)	(5.7)
Contract assets	11.7	4.7
Prepaid expenses and other assets	(9.3)	15.8
Accounts payable	134.9	(1.9)
Accrued and other current liabilities	(4.4)	(5.4)
Contract liabilities	11.3	15.9
Other long-term liabilities	(26.7)	(23.9)
Net cash provided by operating activities	283.9	440.2

Investing activities:
Acquisitions, net of cash acquired	(1,573.9)	(35.4)
Proceeds from sale of discontinued operation, net of cash disposed	247.7	—
Capital expenditures	(88.9)	(72.7)
Investment in securities	(10.2)	—
Other investing activities, net	2.1	1.4
Net cash used in investing activities	(1,423.2)	(106.7)

Financing activities:
Proceeds from notes	842.6	740.7
Repayment of notes	—	(258.5)
Borrowings from revolving credit facility	650.0	500.0
Repayments of revolving credit facility	(650.0)	(500.0)
Financing costs	(1.7)	(24.2)
Repurchases of common stock	(290.6)	(341.7)
Dividends paid	(84.2)	(84.5)
Proceeds from exercise of stock options	77.4	12.9
Withholding tax paid related to stock-based compensation	(8.4)	(7.4)
Other financing activities, net	(1.2)	(0.6)
Net cash provided by financing activities	533.9	36.7

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.2)	(2.4)
Change in cash and cash equivalents	(606.6)	367.8
Less: change in cash and cash equivalents of discontinued operations	(5.1)	(1.1)
Cash and cash equivalents at beginning of period	897.1	342.5
Cash and cash equivalents at end of period	$295.6	$711.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of June 30, 2020	54.4	$78.7	$427.8	$(160.1)	$3,802.5	24.0	$(1,632.7)	$2,516.2
Net income	—	—	—	—	102.3	—	—	102.3
Other comprehensive income, net of tax	—	—	—	28.2	—	—	—	28.2
Dividends - $0.525 per share	—	—	—	—	(28.7)	—	—	(28.7)
Repurchases of common stock	(1.2)	—	—	—	—	1.2	(149.9)	(149.9)
Issuances and deferrals, net for stock based compensation(1)	—	—	5.8	—	—	—	1.4	7.2
Balance as of September 30, 2020	53.2	$78.7	$433.6	$(131.9)	$3,876.1	25.2	$(1,781.2)	$2,475.3

Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9
Net income	—	—	—	—	142.1	—	—	142.1
Other comprehensive income, net of tax	—	—	—	1.6	—	—	—	1.6
Dividends - $0.54 per share	—	—	—	—	(28.4)	—	—	(28.4)
Repurchases of common stock	(0.1)	—	—	—	—	0.1	(25.0)	(25.0)
Issuances and deferrals, net for stock based compensation(1)	0.3	—	13.7	—	—	(0.3)	22.9	36.6
Balance as of September 30, 2021	52.1	$78.7	$473.8	$(101.2)	$4,137.9	26.3	$(2,044.4)	$2,544.8
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	239.5	—	—	239.5
Other comprehensive loss, net of tax	—	—	—	(7.8)	—	—	—	(7.8)
Dividends - $1.525 per share	—	—	—	—	(84.7)	—	—	(84.7)
Repurchases of common stock	(2.7)	—	—	—	—	2.7	(341.7)	(341.7)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	17.0	—	—	(0.2)	10.2	27.2
Balance as of September 30, 2020	53.2	$78.7	$433.6	$(131.9)	$3,876.1	25.2	$(1,781.2)	$2,475.3

Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	293.6	—	—	293.6
Other comprehensive loss, net of tax	—	—	—	(4.2)	—	—	—	(4.2)
Dividends - $1.59 per share	—	—	—	—	(84.4)	—	—	(84.4)
Repurchases of common stock	(1.7)	—	—	—	—	1.7	(290.6)	(290.6)
Issuances and deferrals, net for stock based compensation(1)	0.9	—	32.1	—	—	(0.9)	60.6	92.7
Balance as of September 30, 2021	52.1	$78.7	$473.8	$(101.2)	$4,137.9	26.3	$(2,044.4)	$2,544.8
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as revised by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on September 14, 2021 (the "2020 Annual Report on Form 10-K").
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
Discontinued Operations
The results of operations for the Company's Carlisle Brake & Friction ("CBF") segment, which was sold to BRWS Parent LLC, a portfolio company of One Rock Capital Partners (“CentroMotion”) on August 2, 2021, have been classified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale agreement for CBF have been classified as discontinued operations for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 4 for additional information.
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

A summary of segment information follows:

	Three Months Ended September 30,
	2021		2020
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,065.8	$187.1	$823.5	$181.3
Carlisle Interconnect Technologies	178.7	(0.5)	168.5	(3.7)
Carlisle Fluid Technologies	71.1	4.7	65.0	4.4
Segment total	1,315.6	191.3	1,057.0	182.0
Corporate and unallocated(1)	—	(24.8)	—	(27.2)
Total	$1,315.6	$166.5	$1,057.0	$154.8

	Nine Months Ended September 30,
	2021		2020
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,722.4	$485.8	$2,234.8	$426.6
Carlisle Interconnect Technologies	503.4	(24.1)	577.0	11.2
Carlisle Fluid Technologies	208.5	15.6	169.8	2.0
Segment total	3,434.3	477.3	2,981.6	439.8
Corporate and unallocated(1)	—	(92.3)	—	(63.3)
Total	$3,434.3	$385.0	$2,981.6	$376.5
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 3—Acquisitions
ASP Henry Holdings, Inc
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a leading provider of building envelope systems, from affiliated funds managed by American Securities LLC, for consideration of $1,608.2 million, including $34.3 million of cash acquired, subject to working capital and other customary post-closing adjustments. The Company funded the acquisition with borrowings from its Revolving Credit Facility (the "Facility") and cash on hand. The Company subsequently repaid the borrowings from the Facility with proceeds from its public offering of $300 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 12).
Henry contributed revenues of $49.6 million and an operating loss of $2.9 million for the period from September 1, 2021, to September 30, 2021. The operating loss for the period from September 1, 2021, to September 30, 2021, includes $5.0 million of incremental cost of goods sold related to measuring inventory at fair value, and $3.7 million, $1.9 million and $1.2 million of amortization expense of customer relationships, trade names and acquired technology, respectively. Henry's results of operations are reported as part of the CCM segment.
The Henry amounts included in the pro forma financial information below are based on Henry’s historical results and therefore may not be indicative of the actual results if Henry had been owned by the Company on January 1, 2020. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may have been required had the Company owned Henry on January 1, 2020. Accordingly, pro forma information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of January 1, 2020 or the results that may be achieved in the future.

The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

	Unaudited Pro Forma		Unaudited Pro Forma
	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues	$1,415.7	$1,199.6	$3,794.6	$3,331.4
Income from continuing operations	$123.9	$107.5	$264.6	$221.2
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $13.6 million in the three months ended September 30, 2021, $54.4 million in the nine months ended September 30, 2021, $20.3 million in the three months ended September 30, 2020, and $61.1 million in the nine months ended September 30, 2020, together with the associated tax effects. The pro forma financial information also reflects cost of goods sold related to the fair valuation of inventory described above, and $17.3 million of acquisition-related costs primarily related to professional fees, as if they occurred in 2020.
The following table summarizes the consideration transferred to acquire Henry and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 9/1/2021
Total cash consideration transferred	$1,608.2
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3
Receivables, net	79.0
Inventories	59.4
Prepaid expenses and other current assets	10.5
Property, plant and equipment	53.6
Definite-lived intangible assets	735.1
Other long-term assets	3.6
Accounts payable	(77.9)
Accrued and other current liabilities	(28.7)
Short-term debt	(1.0)
Contract liabilities	(2.6)
Other long-term debt	(0.8)
Other long-term liabilities	(5.9)
Deferred income taxes	(153.4)
Total identifiable net assets	705.2
Goodwill	$903.0
The goodwill recognized in the acquisition of Henry is attributable to its significant supply chain efficiencies, other administrative opportunities and the strategic value of the business to Carlisle, in addition to opportunities for product line expansions. The Company acquired $81.8 million of gross contractual accounts receivable, of which $2.9 million was not expected to be collected at the date of acquisition. Goodwill of $50.9 million is tax deductible in the United States. All of the goodwill has been preliminarily assigned to the CCM reporting unit, which aligns with the CCM reportable segment.

The preliminary fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$448.3	10
Trade names	198.5	9
Technologies	88.2	6
Software	0.1	4
Total	$735.1
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $153.4 million.
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
Consideration of $16.4 million has been allocated to goodwill, $4.3 million to definite-lived intangible assets, $4.9 million to inventory, $2.7 million to accounts receivable and $1.3 million to accounts payable. In accordance with the purchase agreement, Carlisle is indemnified for up to $1.6 million, and recorded an indemnification asset of $1.5 million in other long-term assets, relating to certain pre-acquisition debt and tax withholding liabilities. During the second quarter of 2021, the pre-acquisition debt of $1.4 million was relieved along with the corresponding indemnification asset.
The fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Technologies	$2.3	9
Customer relationships	1.0	9
Trade names	1.0	5
Total	$4.3
All of the $16.4 million value allocated to goodwill is deductible for tax purposes. Goodwill of $11.0 million, $2.8 million and $2.6 million has been assigned to the CCM, CIT and CFT reporting units, respectively, which aligns with the reportable segments.
Note 4—Discontinued Operations
On August 2, 2021, the Company completed the sale of CBF to CentroMotion, for gross proceeds of (i) $250 million cash at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. Accordingly, the Company has booked a receivable of $125 million in other current assets on the Condensed Consolidated Balance Sheets. The sale of CBF is consistent with the Company's optimization strategy, as laid out in Vision 2025.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$32.8	$69.7	$219.7	$199.5

Cost of goods sold	23.9	57.2	171.3	167.0
Other operating expenses, net	4.5	11.5	28.3	37.1
Operating income (loss)	4.4	1.0	20.1	(4.6)
Other non-operating expense, net	—	0.5	0.2	0.1
Income (loss) from discontinued operations before income taxes and loss on sale	4.4	0.5	19.9	(4.7)
Loss on sale of discontinued operations	(2.2)	—	(6.9)	—
Income (loss) from discontinued operations before income taxes	2.2	0.5	13.0	(4.7)
(Benefit from) provision for income taxes	(26.9)	0.9	(24.4)	(0.7)
Income (loss) from discontinued operations	$29.1	$(0.4)	$37.4	$(4.0)
A summary of the carrying amounts of major assets and liabilities, which were classified as held for sale in the Condensed Consolidated Balance Sheets follows:

(in millions)	December 31, 2020
ASSETS
Cash and cash equivalents	$5.1
Receivables, net	58.3
Inventories	70.8
Prepaid other current assets	10.4
Total current assets	$144.6

Property, plant, and equipment, net	$102.0
Goodwill, net	96.5
Other intangible assets, net	73.9
Other long-term assets	2.6
Total long-term assets	$275.0

LIABILITIES
Accounts payable	$33.1
Accrued liabilities and other	20.4
Total current liabilities	$53.5

Other long-term liabilities	$21.9
Total long-term liabilities	$21.9
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, follows:

(in millions)	2021	2020
Net cash provided by operating activities	$8.5	$24.0
Net cash provided by (used in) investing activities	241.0	(7.5)
Net cash used in financing activities(1)	(254.6)	(17.6)
Change in cash and cash equivalents from discontinued operations	(5.1)	(1.1)
Cash and cash equivalents from discontinued operations at beginning of period	5.1	8.7
Cash and cash equivalents from discontinued operations at end of period	$—	$7.6
(1)Represents borrowings or (repayments) from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.

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
Net income and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Income from continuing operations	$113.0	$102.7	$256.2	$243.5
Less: dividends declared	(28.4)	(28.7)	(84.4)	(84.7)
Undistributed earnings	84.6	74.0	171.8	158.8
Percent allocated to common shareholders (1)	99.7%	99.7%	99.7%	99.7%
	84.3	73.8	171.3	158.3
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	28.2	28.4	84.1	84.3
Income from continuing operations attributable to common shareholders	$112.5	$102.2	$255.4	$242.6

Shares:
Basic weighted-average shares outstanding	52.3	54.1	52.6	54.9
Effect of dilutive securities:
Performance awards	0.2	0.2	0.1	0.2
Stock options	0.5	0.2	0.5	0.3
Diluted weighted-average shares outstanding	53.0	54.5	53.2	55.4

Per share income from continuing operations attributable to common shares:
Basic	$2.15	$1.89	$4.86	$4.42
Diluted	$2.12	$1.88	$4.80	$4.38

(1) Basic weighted-average shares outstanding	52.3	54.1	52.6	54.9
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	52.4	54.3	52.7	55.1
Percent allocated to common shareholders	99.7%	99.7%	99.7%	99.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income (loss) from discontinued operations attributable to common shareholders for basic and diluted earnings per share	$29.0	$(0.4)	$37.3	$(4.0)
Net income attributable to common shareholders for basic and diluted earnings per share	141.5	101.8	292.7	238.6
Anti-dilutive stock options excluded from earnings per share calculation(1)	—	0.4	0.2	0.3
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021, follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter
Extended service warranties	$6.1	$23.3	$22.1	$21.0	$20.1	$19.1	$158.1
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

(in millions)	2021	2020
Balance as of January 1	$268.3	$247.4
Revenue recognized	(48.7)	(47.4)
Revenue deferred	59.9	63.5
Acquired liabilities	2.6	—
Balance as of September 30	$282.1	$263.5
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

(in millions)	2021	2020
Balance as of January 1	$84.5	$100.5
Balance as of September 30	73.5	97.4
Change in contract assets	$(11.0)	$(3.1)

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Total
General construction	$1,001.1	$—	$—	$1,001.1
Aerospace	—	78.0	—	78.0
Heavy equipment	29.8	—	—	29.8
Medical	—	66.6	—	66.6
Transportation	—	—	37.9	37.9
General industrial and other	34.9	34.1	33.2	102.2
Total revenues	$1,065.8	$178.7	$71.1	$1,315.6

	Three Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Total
General construction	$784.8	$—	$—	$784.8
Aerospace	—	65.3	—	65.3
Heavy equipment	16.4	—	—	16.4
Medical	—	59.2	—	59.2
Transportation	—	—	33.3	33.3
General industrial and other	22.3	44.0	31.7	98.0
Total revenues	$823.5	$168.5	$65.0	$1,057.0

	Nine Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Total
General construction	$2,557.1	$—	$—	$2,557.1
Aerospace	—	217.9	—	217.9
Heavy equipment	73.0	—	—	73.0
Medical	—	180.9	—	180.9
Transportation	—	—	107.6	107.6
General industrial and other	92.3	104.6	100.9	297.8
Total revenues	$2,722.4	$503.4	$208.5	$3,434.3

	Nine Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Total
General construction	$2,119.8	$—	$—	$2,119.8
Aerospace	—	282.8	—	282.8
Heavy equipment	51.9	—	—	51.9
Medical	—	170.2	—	170.2
Transportation	—	—	91.8	91.8
General industrial and other	63.1	124.0	78.0	265.1
Total revenues	$2,234.8	$577.0	$169.8	$2,981.6

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Total
United States	$955.3	$134.7	$31.2	$1,121.2
International:
Europe	64.2	15.8	14.3	94.3
Asia	2.6	17.6	22.2	42.4
North America (excluding U.S.)	38.2	3.5	2.8	44.5
Middle East and Africa	3.9	2.4	0.4	6.7
Other	1.6	4.7	0.2	6.5
Total international	110.5	44.0	39.9	194.4
Total revenues	$1,065.8	$178.7	$71.1	$1,315.6

	Three Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Total
United States	$734.5	$118.2	$27.3	$880.0
International:
Europe	56.2	15.0	15.8	87.0
Asia	4.1	18.2	18.2	40.5
North America (excluding U.S.)	24.5	8.0	3.0	35.5
Middle East and Africa	3.0	3.0	0.6	6.6
Other	1.2	6.1	0.1	7.4
Total international	89.0	50.3	37.7	177.0
Total revenues	$823.5	$168.5	$65.0	$1,057.0

	Nine Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Total
United States	$2,413.1	$373.0	$93.2	$2,879.3
International:
Europe	188.9	46.5	40.4	275.8
Asia	12.7	57.1	63.5	133.3
North America (excluding U.S.)	93.0	10.5	8.1	111.6
Middle East and Africa	11.5	7.4	1.2	20.1
Other	3.2	8.9	2.1	14.2
Total international	309.3	130.4	115.3	555.0
Total revenues	$2,722.4	$503.4	$208.5	$3,434.3

	Nine Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Total
United States	$1,988.6	$408.9	$76.3	$2,473.8
International:
Europe	158.6	55.0	32.6	246.2
Asia	12.2	55.2	52.5	119.9
North America (excluding U.S.)	62.3	26.5	6.6	95.4
Middle East and Africa	9.3	10.3	1.3	20.9
Other	3.8	21.1	0.5	25.4
Total international	246.2	168.1	93.5	507.8
Total revenues	$2,234.8	$577.0	$169.8	$2,981.6

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock option awards	$1.9	$2.1	$7.8	$7.6
Restricted stock awards	1.7	2.0	5.6	5.8
Performance share awards	1.7	1.7	6.0	5.2
Restricted stock units	—	—	—	1.4
Stock appreciation rights	—	0.9	9.0	(2.5)
Total stock-based compensation cost incurred	5.3	6.7	28.4	17.5
Capitalized (cost) credit during the period	—	(1.1)	(9.3)	1.8
Amortization of capitalized (credit) cost during the period	—	(0.1)	14.3	0.1
Total stock-based compensation expense	$5.3	$5.5	$33.4	$19.4
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
CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take a remaining 13 to 17 months to complete. During the three and nine months ended September 30, 2021, exit and disposal costs totaled $0.8 million, primarily for facility cleanup costs, employee termination benefit costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $4.6 million, with approximately $3.8 million costs remaining to be incurred, primarily in 2022.
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19 pandemic"). Select operations are being relocated to existing facilities primarily in North America. The project is estimated to be substantially complete by December 31, 2021. During the three and nine months ended September 30, 2021, exit and disposal costs totaled $1.8 million and $6.9 million, respectively, primarily for relocation costs and employee termination benefit costs. Total exit and disposal costs are expected to approximate $14.6 million, with approximately $1.1 million costs remaining to be incurred, primarily in 2021.
During the second quarter of 2020, the Company initiated and substantially completed plans to exit its manufacturing operations in Mobile, Alabama, and relocate the majority of those operations to its existing manufacturing facility in Franklin, Wisconsin. During the three and nine months ended September 30, 2020, exit and disposal costs totaled $0.2 million and $1.6 million, primarily for employee termination benefit costs and the impairment of certain assets.
During the third quarter of 2020, the Company completed its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. During the nine months ended September 30, 2020, exit and disposal costs totaled $2.3 million, primarily for facility clean up, travel and employee termination benefit costs.
Other Actions
The Company implemented restructuring activities to reduce its overall headcount as a result of general market declines resulting from the effects of the COVID-19 pandemic. These actions resulted in severance expense of $0.2 million and $3.0 million at CIT during the three and nine months ended months ended September 30, 2021, respectively.

During the three months ended September 30, 2020, these actions resulted in severance payments of $1.0 million and $0.6 million at CIT and CCM, respectively. CIT, CFT and CCM incurred $3.8 million, $2.1 million and $0.9 million in severance payments for the nine months ended September 30, 2020, respectively.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee severance and benefit arrangements	$1.2	$3.4	$6.3	$9.4
Accelerated depreciation and impairments	0.8	—	2.9	0.4
Relocation costs	0.4	—	0.7	0.3
Facility cleanup costs	0.5	1.6	(0.5)	2.4
Other restructuring costs	0.7	0.1	2.2	1.5
Total exit and disposal costs	$3.6	$5.1	$11.6	$14.0
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Carlisle Interconnect Technologies	$3.0	$4.5	$10.9	$11.0
Carlisle Fluid Technologies	0.5	—	0.6	2.1
Carlisle Construction Materials	0.1	0.6	0.1	0.9
Total exit and disposal costs	$3.6	$5.1	$11.6	$14.0
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$2.7	$3.7	$7.1	$9.4
Selling and administrative expenses	0.9	1.2	4.3	4.0
Research and development expenses	—	0.2	0.2	0.2
Other operating expense, net	—	—	—	0.4
Total exit and disposal costs	$3.6	$5.1	$11.6	$14.0
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2020	$6.1
Charges	11.6
Cash payments	(12.1)
Balance as of September 30, 2021	$5.6
The liability of $5.6 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2021, was 20.5%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.2% and a tax impact of $12.1 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to employee stock compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2020, was 22.5%.

Note 10—Inventories, net

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$233.1	$168.2
Work-in-process	82.1	67.4
Finished goods	264.1	225.8
Reserves	(30.4)	(28.7)
Inventories, net	$548.9	$432.7
Note 11—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by segment follows:

(in millions)	CCM	CIT	CFT	Total
Balance as of December 31, 2020	$613.0	$835.6	$193.1	$1,641.7
Goodwill acquired during year(1)	903.0	—	—	903.0
Measurement period adjustments(1)	—	—	(0.2)	(0.2)
Currency translation and other	(2.9)	(0.4)	(1.7)	(5.0)
Balance as of September 30, 2021	$1,513.1	$835.2	$191.2	$2,539.5
(1)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.
Other Intangible Assets, net
A summary of the Company's other intangible assets, net follows:

	September 30, 2021			December 31, 2020
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,441.8	$(449.4)	$992.4	$1,000.7	$(393.7)	$607.0
Technology and intellectual property	347.8	(193.6)	154.2	263.0	(172.6)	90.4
Trade names and other	319.5	(62.4)	257.1	115.6	(48.7)	66.9
Assets not subject to amortization:
Trade names	195.7	—	195.7	196.6	—	196.6
Other intangible assets, net	$2,304.8	$(705.4)	$1,599.4	$1,575.9	$(615.0)	$960.9
The net book values of other intangible assets, net by reportable segment follows:

(in millions)	September 30, 2021	December 31, 2020
Carlisle Construction Materials	$994.2	$300.9
Carlisle Interconnect Technologies	346.2	384.8
Carlisle Fluid Technologies	247.3	261.3
Corporate	11.7	13.9
Total	$1,599.4	$960.9

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
2.20% Notes due 2032	$550.0	$—	$533.7	$—
2.75% Notes due 2030	750.0	750.0	772.1	804.8
3.75% Notes due 2027	600.0	600.0	660.7	679.3
3.50% Notes due 2024	400.0	400.0	427.7	438.3
0.55% Notes due 2023	300.0	—	299.9	—
3.75% Notes due 2022	350.0	350.0	359.7	366.9
Unamortized discount, debt issuance costs and other	(23.6)	(18.7)
Total long term-debt	2,926.4	2,081.3
Less: current portion of debt	2.4	1.1
Long term-debt, less current portion	$2,924.0	$2,080.2
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
2.20% Notes Due 2032
On September 28, 2021, the Company completed a public offering of $550.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 2.20% due March 1, 2032 (the “2032 Notes”). The 2032 Notes were issued at a discount of $4.8 million, resulting in proceeds to the Company of $545.2 million. The Company incurred costs to issue the 2032 Notes of approximately $1.1 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2032 Notes. Interest is payable each March 1 and September 1, commencing March 1, 2022.
0.55% Notes Due 2023
On September 28, 2021, the Company completed a public offering of $300.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 0.55% due September 1, 2023 (the “2023 Notes” and together with the 2032 Notes the "Notes") and callable beginning on September 1, 2022. The 2023 Notes were issued at a discount of $2.6 million, resulting in proceeds to the Company of $297.4 million. The Company incurred costs to issue the 2023 Notes of approximately $0.6 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2023 Notes. Interest is payable each March 1 and September 1, commencing March 1, 2022.
Revolving Credit Facility
On September 14, 2021, the Company entered into a first amendment (the "Amendment") to the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility") administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment revised the referenced benchmark interest rates to provide for a successor interest rate to LIBOR due to the cessation of certain LIBOR rates as of December 31, 2021.
During the nine months ended September 30, 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.125%. During the nine months ended September 30, 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. As of September 30, 2021 and December 31, 2020, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2021 and December 31, 2020.

Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2021 and December 31, 2020, the Company had $27.7 million and $25.2 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $52.3 million was available for use as of September 30, 2021.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Service cost	$0.8	$0.8	$2.2	$2.2
Interest cost	0.6	1.1	2.0	3.4
Expected return on plan assets	(2.4)	(2.4)	(7.3)	(7.3)
Amortization of unrecognized loss(1)	1.6	1.3	4.8	4.0
Settlement expense	0.5	—	1.4	—
Net periodic benefit cost	$1.1	$0.8	$3.1	$2.3
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.4) million and $(1.2) million for the three and nine months ended September 30, 2021, respectively, and $(0.4) million and $(1.0) million for the three and nine months ended September 30, 2020, respectively.
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
Note 14—Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies and fluid technologies. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the nine months ended September 30, follows:

(in millions)	2021	2020
Balance as of January 1	$30.0	$28.7
Provision	8.6	11.5
Acquired warranty obligations	0.7	—
Claims	(9.2)	(10.5)
Foreign exchange	(0.4)	0.3
Balance as of September 30	$29.7	$30.0
Note 15—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

A summary of the Company's designated and non-designated hedges follows:

	September 30, 2021		December 31, 2020
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$1.7	$122.6	$5.0	$93.5
Non-designated hedges	0.2	131.7	0.2	63.7
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities up to 15 months. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive income (loss) related to foreign currency cash flow hedges was immaterial for the three and nine months ended September 30, 2021 and 2020. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and nine months ended September 30, 2021 and 2020, and are recognized in other non-operating expense (income), net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had $5.9 million and $6.6 million of cash, respectively, and $7.7 million of short-term investments. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of September 30, 2021, the Company had $10.2 million of investment grade bonds, with maturities less than one year. The investment grade bonds are classified as available for sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows. The Company did not have any investment securities as of December 31, 2020.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of September 30, 2021, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
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
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of September 30, 2021, the Company believes such liabilities are not material to the Company’s financial position, results of operations, or operating cash flows. Henry currently maintains insurance coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
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
Executive Overview
As we exited the third quarter, the impact of the COVID-19 pandemic appears to be past its summer and early autumn peak. This trend, combined with improvements in our supply chain and positive movement towards a resumption of passenger air travel approaching pre-pandemic levels, is driving increased optimism about our ability to deliver continued strong results. We have also seen strong demand in our building products markets. Along with steadily growing backlog across all three of Carlisle's segments, we are increasingly positive entering the fourth quarter and 2022. Nonetheless, within the third quarter of 2021, our teams faced a very challenging operating environment given difficult supply chain and labor conditions, as well as the impact of Hurricane Ida. Despite these challenges, we believe Carlisle's employees again displayed their resilience in delivering record results, all the while doing so with strict adherence to the same health and safety protocols and precautions that have been in place throughout the pandemic, extending Carlisle's excellent safety record.
Vision 2025 continues to provide clarity of mission and a consistent direction for our entire organization. We have stayed the course and maintain confidence in our ability to execute on our strategies, despite the challenges throughout the COVID-19 pandemic. Vision 2025 focuses our continuous improvement culture on providing our customers with innovative products of the best quality at the right place, at the right time. Ensuring the highest level of communication, transparency and service is embodied in what we call the Carlisle Experience, which we are committed to delivering to all our channel partners.
As introduced in Vision 2025, we committed to a leaner, more focused portfolio and a pivot towards investing in our highest-returning businesses, particularly CCM. This commitment was further evidenced in the third quarter by our divestiture of Carlisle Brake & Friction ("CBF"), which CCM's outstanding performance affirmed that our conviction is correct. CCM's best-in-class team delivered record third quarter revenues in an extremely difficult operating environment. Our increasing focus on building products is exemplified by our recent acquisition of ASP Henry Holdings, Inc. ("Henry"), which delivered excellent results in its first month with Carlisle, and where integration thus far has been smooth.
While we're pleased with CCM's performance, CIT and CFT both contributed to our results and exhibited continued progress. As we expected, CIT returned to growth in the third quarter. CIT's commercial aerospace backlog has consistently grown in 2021, and has now surpassed second quarter of 2020 levels, a significant milestone. Coupling this with the improving backlog in our medical technologies business, we expect recovery to continue at CIT, with solid leverage on this growth over the coming quarters and years. Driven by accelerating industrial capital expenditures as companies expand capacity in response to supply constraints, CFT delivered strong revenue growth, despite the many documented supply chain issues challenging the automotive industry.
We remain balanced in our approach to capital deployment. We increased our dividend for the 45th consecutive year, returning $84.2 million during the first nine months in the form of dividends. While closing on the acquisition of Henry, the largest acquisition in Carlisle's history, we also repurchased $290.6 million of shares during the first nine months. Finally, we had a successful debt issuance of $850 million of senior notes at a weighted average rate of 1.6%, which lowered Carlisle's cost of debt and extended its weighted-average maturity.
With all of our businesses trending positively, and leveraging the clarity of mission that Vision 2025 provides us, Carlisle is well positioned for continued acceleration through the recovery and beyond.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues	$1,315.6	$1,057.0	$3,434.3	$2,981.6
Operating income	$166.5	$154.8	$385.0	$376.5
Operating margin percentage	12.7%	14.6%	11.2%	12.6%
Income from continuing operations	$113.0	$102.7	$256.2	$243.5
Income (loss) from discontinued operations	$29.1	$(0.4)	$37.4	$(4.0)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$2.12	$1.88	$4.80	$4.38
Income (loss) from discontinued operations	$0.55	$(0.01)	$0.70	$(0.07)

Non-comparable items(1)	$27.1	$5.7	$44.0	$33.1
(1)Non-comparable items include items that, by their nature, tend to obscure the Company’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
Revenues increased in the third quarter and first nine months of 2021 primarily reflecting higher volumes and price realization in our CCM and CFT segments, contributions from the acquisition of Henry in the CCM segment and favorable foreign currency impacts, partially offset by lower volumes in our CIT segment in the nine-month period, which has been impacted by the prolonged aerospace decline.
The decrease in operating margin percentage in the third quarter and first nine months of 2021 primarily reflected raw material and wage inflation across all segments. The decrease in operating income was partially offset by price realization, higher volumes and savings from the Carlisle Operating System ("COS").
Diluted earnings per share from continuing operations increased primarily due to improved operating income performance ($0.16 per share in the third quarter of 2021 and $0.12 per share in the first nine months of 2021), a lower effective tax rate ($0.03 per share in the third quarter of 2021 and $0.15 per share in the first nine months of 2021), and reduced average shares outstanding ($0.06 per share in the third quarter of 2021 and $0.19 per share in the first nine months of 2021) resulting from purchases under our share repurchase program.
We generated $283.9 million in operating cash flow in the first nine months of 2021, and utilized cash on hand and cash provided by operations to return capital to shareholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended September 30	$1,315.6	$1,057.0	$258.6	24.5%	4.8%	19.4%	0.3%
Nine months ended September 30	$3,434.3	$2,981.6	$452.7	15.2%	2.0%	12.6%	0.6%
Revenues increased in the third quarter and first nine months of 2021 primarily reflecting higher sales volumes and price realization in our CCM and CFT segments across all markets in which they operate, contributions from the acquisition of Henry in the CCM segment and favorable foreign currency impacts, partially offset by lower CIT volumes in the nine-month period as a result of the prolonged aerospace decline.

Gross Margin

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Gross margin	$371.6	$317.9	$53.7	16.9%	$924.2	$857.4	$66.8	7.8%
Gross margin percentage	28.2%	30.1%			26.9%	28.8%
Depreciation and amortization	$26.4	$26.0			$75.1	$79.0
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in the third quarter and first nine months of 2021, driven by raw material and wage inflation, partially offset by savings from COS. Cost of goods sold for the third quarter and first nine months of 2021 included $5.0 million of acquired inventory costs associated with the Henry acquisition in the CCM segment. Also included in cost of goods sold were exit and disposal costs totaling $2.7 million for the third quarter and $7.1 million in the first nine months of 2021, primarily at CIT attributable to our restructuring initiatives, compared with $3.7 million for the third quarter and $9.4 million for the first nine months of 2020. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Selling and administrative expenses	$192.6	$153.0	$39.6	25.9%	$504.7	$448.5	$56.2	12.5%
As a percentage of revenues	14.6%	14.5%			14.7%	15.0%
Depreciation and amortization	$30.7	$24.3			$79.9	$72.2
The increase in selling and administrative expenses in the third quarter and first nine months of 2021 primarily reflected acquisition costs of $17.3 million related to Henry in the CCM segment, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.9 million for the third quarter and $4.3 million for the first nine months of 2021, primarily at CIT attributable to our restructuring initiatives, compared with $1.2 million for the third quarter and $4.0 million for the first nine months of 2020. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Research and development expenses	$12.8	$11.5	$1.3	11.3%	$37.0	$35.1	$1.9	5.4%
As a percentage of revenues	1.0%	1.1%			1.1%	1.2%
Depreciation and amortization	$0.5	$0.5			$1.4	$1.5
Research and development expenses were higher in the third quarter and first nine months of 2021, compared with the 2020 periods, primarily reflecting higher new product development expenses at our CIT and CFT segments.
Other Operating Income, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Other operating income, net	$(0.3)	$(1.4)	$1.1	(78.6)%	$(2.5)	$(2.7)	$0.2	(7.4)%
Other operating income, net in the 2021 periods primarily reflected rebates ($0.9 million in third quarter and $2.6 million in the first nine months) and royalty income ($0.4 million in third quarter and $1.1 million in the first nine months), partially offset by intangible asset impairments of $1.8 million in both the third quarter and first nine months at CIT.
Other operating income, net in the 2020 periods primarily reflected rebates ($0.9 million in third quarter and $2.1 million in the first nine months), rental income ($1.1 million in the first nine months) and royalty income ($0.3 million in third quarter and $1.0 million in the first nine months), partially offset by losses on sale of assets ($0.5 million in third quarter and $2.0 million in the first nine months), primarily at CCM and CIT.

Operating Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Operating income	$166.5	$154.8	$11.7	7.6%	$385.0	$376.5	$8.5	2.3%
Operating margin percentage	12.7%	14.6%			11.2%	12.6%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Interest expense, net	$19.8	$19.1	$0.7	3.7%	$58.2	$57.8	$0.4	0.7%
Interest expense, net of capitalized interest, increased in the third quarter and first nine months of 2021 primarily reflecting draws on our revolving credit facility in the third quarter of 2021, which were repaid in the third quarter of 2021. Refer to Note 12 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $8.8 million in the first nine months of 2020 related to the early redemption in full of $250.0 million aggregate principal amount of our outstanding 5.125% unsecured senior notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs.
Interest Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Interest income	$(0.2)	$(0.7)	$0.5	(71.4)%	$(1.1)	$(4.0)	$2.9	(72.5)%
Interest income decreased during the third quarter and first nine months of 2021 primarily reflecting lower cash balances and lower yields.
Other Non-operating Expense (Income), net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Other non-operating expense (income), net	$0.9	$0.5	$0.4	NM	$5.6	$(0.4)	$6.0	NM
Other non-operating expense (income), net in the first nine months of 2021 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation ("Petersen") acquisition resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense (income), net, in the first nine months of 2020 primarily reflected foreign exchange gains from the strengthening of the U.S. Dollar, partially offset by the release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations.

Income Taxes

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Provision for income taxes	$33.0	$33.2	$(0.2)	(0.6)%	$66.1	$70.8	$(4.7)	(6.6)%
Effective tax rate	22.6%	24.4%			20.5%	22.5%
The effective income tax rate on continuing operations for the first nine months of 2021 was 20.5%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 24.2% and a tax impact of $12.1 million related to discrete activity. The year-to-date net discrete tax benefit relates primarily to a reduction of prior year tax liabilities and excess tax benefits related to stock compensation.
The effective income tax rate on continuing operations for the first nine months of 2020 was 22.5%.
Income (Loss) from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
Income (loss) from discontinued operations before income taxes	$2.2	$0.5	$1.7	NM	$13.0	$(4.7)	$17.7	NM
(Benefit from) provision for income taxes	(26.9)	0.9			(24.4)	(0.7)
Income (loss) from discontinued operations	$29.1	$(0.4)			$37.4	$(4.0)
Income (loss) from discontinued operations for the third quarter and first nine months of 2021 reflects improved operating results from the CBF segment, compared with the 2020 periods. The 2021 periods also reflect a pre-tax loss on sale, offset by an income tax benefit from the sale transaction.
Segment Results of Operations
Carlisle Construction Materials
CCM's best-in-class team delivered record third quarter revenues in an extremely difficult operating environment. In anticipation of solid construction market demand in 2021, we ensured our employees stood ready to produce; communicated clearly with our channel partners about our raw material requirements; built inventory; increased capacity; and remained steadfast in applying COS to drive efficiencies across CCM. We intend to maintain our pricing discipline in the marketplace, capturing the full value of the Carlisle Experience, which reflects our unyielding commitment to servicing the increasingly complex needs of our customers.
CCM continues to benefit from a growing backlog fueled by the strong re-roofing cycle in the United States, an ever-increasing emphasis on the energy-efficiency of buildings, and our investments in expansion of our presence in the building envelope. Our increasing focus on building products is exemplified by our recent acquisition of Henry, which delivered excellent results in its first month with Carlisle, and where integration thus far has been smooth.
Additionally, re-roofing demand remains strong in the United States market. Near term, the lingering effects of the COVID-19 pandemic and raw material and labor constraints have contributed to growing backlogs and significant increases in near term demand. With buildings accounting for a significant portion of annual global greenhouse gas emissions, we continue to focus on innovation, emphasizing the development of products that ensure greater energy efficiency.

Our drive to increase the content of energy-efficient products in our portfolio and further expand into the building envelope resulted in the purchase of Henry for $1.575 billion in cash, subject to working capital and other customary post-closing adjustments, in the third quarter. As one example of our expanded portfolio of energy-efficient products, Henry's air and vapor barriers prevent uncontrolled air leakage and can yield notable savings on heating and cooling costs. Refer to Note 3 for further information on this acquisition.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$1,065.8	$823.5	$242.3	29.4%	6.0%	23.3%	0.1%
Operating income	$187.1	$181.3	$5.8	3.2%
Operating margin percentage	17.6%	22.0%
Depreciation and amortization	$31.4	$24.4
Non-comparable items(1)	$22.4	$0.8
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the third quarter of 2021 primarily reflecting price realization, higher volumes from strength in U.S. commercial roofing demand and contributions from the Henry acquisition.
CCM’s operating margin percentage decrease in the third quarter of 2021 primarily reflected raw material and wage inflation and acquisition costs, partially offset by price realization, higher volumes and savings from COS.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$2,722.4	$2,234.8	$487.6	21.8%	2.2%	19.1%	0.5%
Operating income	$485.8	$426.6	$59.2	13.9%
Operating margin percentage	17.8%	19.1%
Depreciation and amortization	$78.3	$74.2
Non-comparable items (1)	$25.1	$3.6
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the first nine months of 2021 primarily reflecting higher volumes from strength in U.S. commercial roofing demand, price realization and contributions from the Henry acquisition.
CCM’s operating margin percentage decrease in the first nine months of 2021 primarily reflected raw material and wage inflation and acquisition costs, partially offset by price realization, higher volumes and savings from COS.
Carlisle Interconnect Technologies
As we expected, CIT returned to growth in the third quarter. Notably, CIT is now leveraging growth quite well, with expectations for continued profitability improvement going forward. Lower demand for commercial aircraft due to the COVID-19 pandemic forced the team to focus on improving and repositioning the business for the future. CIT took significant actions, including rightsizing its footprint, and created a more efficient operating structure. CIT's commercial aerospace backlog has consistently grown in 2021, and has now surpassed second quarter of 2020 levels, a significant milestone. Coupling this with the improving backlog in our medical technologies business, we expect recovery to continue at CIT, with solid leverage on this growth over the coming quarters and years.
During the third quarter of 2021, we announced the closure of our manufacturing operations in Carlsbad, California, and the relocation of those operations to our existing facilities in North America. The project is estimated to take a remaining 13 to 17 months to complete. Total projected costs are expected to approximate $5.7 million, with approximately $4.8 million costs remaining to be incurred.
In 2020, as a result of the market declines caused by the effects of the COVID-19 pandemic, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to our existing facilities primarily in North America. The project is estimated to be substantially complete by December 31, 2021. Total project costs are expected to approximate $17.4 million, with approximately $1.6 million remaining to be incurred.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$178.7	$168.5	$10.2	6.1%	0.5%	5.2%	0.4%
Operating loss	$(0.5)	$(3.7)	$3.2	86.5%
Operating margin percentage	(0.3)%	(2.2)%
Depreciation and amortization	$18.9	$19.6
Non-comparable items(1)	$4.7	$4.8
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenues improved in the third quarter of 2021 primarily reflecting higher volumes, indicating the beginning of a recovery in the commercial aerospace market.
CIT’s operating margin percentage improved in the third quarter of 2021 driven by higher volumes, savings from COS and lower travel and other administrative costs, partially offset by raw material and wage inflation.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$503.4	$577.0	$(73.6)	(12.8)%	0.8%	(13.9)%	0.3%
Operating (loss) income	$(24.1)	$11.2	$(35.3)	(315.2)%
Operating margin percentage	(4.8)%	1.9%
Depreciation and amortization	$56.5	$58.4
Non-comparable items(1)	$15.2	$13.2
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue decline in the first nine months of 2021 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of slow recovery in build rates on narrow and wide body aircraft by OEMs given declines in airline travel in the first half of the year.
CIT’s operating margin percentage decreased in the first nine months of 2021, driven by lower volumes, unfavorable mix, and raw material and wage inflation, partially offset by savings from COS and lower travel and other administrative costs.
Carlisle Fluid Technologies
Driven by accelerating industrial capital expenditures as companies expand capacity in response to supply constraints, CFT delivered strong revenue growth, despite the many documented supply chain issues challenging the automotive industry. This growth was supported by a commitment to new product introductions, price discipline and excellent performance by our teams in Europe and China. We also continue to make progress integrating and growing our newer platforms of sealants and adhesives, foam and powder. With a focus on innovation, leaner cost structure, and push into automation, we are optimistic about the CFT team's ability to generate sustainable value creation by driving and leveraging solid growth at healthy incremental margins, and, ultimately delivering on its Vision 2025 goals.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$71.1	$65.0	$6.1	9.4%	0.9%	6.3%	2.2%
Operating income	$4.7	$4.4	$0.3	6.8%
Operating margin percentage	6.6%	6.8%
Depreciation and amortization	$5.8	$5.8
Non-comparable items(1)	$0.2	$0.1
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.

CFT's revenue increased in the third quarter of 2021 reflecting increased volumes, particularly in the transportation end market, price realization and favorable foreign currency impacts.
CFT’s operating margin percentage declined in the third quarter of 2021 reflecting higher wage and incentive compensation costs, partially offset by price realization and higher volumes.

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2021	2020	Change	%
Revenues	$208.5	$169.8	$38.7	22.8%	2.8%	16.3%	3.7%
Operating income	$15.6	$2.0	$13.6	680.0%
Operating margin percentage	7.5%	1.2%
Depreciation and amortization	$17.3	$17.4
Non-comparable items(1)	$0.9	$2.4
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CFT's revenue increased in the first nine months of 2021 reflecting increased volumes, particularly in the transportation end market, favorable foreign currency impacts, price realization and contributions from acquisitions.
CFT’s operating margin percentage performance improved for the first nine months of 2021, reflecting higher volumes, price realization and savings from COS, partially offset by higher wage and incentive compensation costs, and raw material inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2021	December 31, 2020
Europe	$23.0	$113.7
North America (excluding U.S.)	20.1	50.8
China	14.9	18.4
Asia Pacific (excluding China)	11.1	27.0
International cash and cash equivalents	69.1	209.9
U.S. cash and cash equivalents	226.5	687.2
Total cash and cash equivalents	$295.6	$897.1
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2020, is primarily related to the acquisition of Henry, share repurchases, payment of dividends to shareholders and capital expenditures, partially offset by a portion of the proceeds from our public offering of $300.0 million in aggregate principal amount of unsecured senior notes due in September 2023 and $550.0 million in aggregate principal amount of unsecured senior notes due in March 2032, and the sale of CBF.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in China, we may be subject to withholding taxes, and as such we have accrued $2.6 million in anticipation of those taxes as of September 30, 2021.
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

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$283.9	$440.2
Net cash used in investing activities	(1,423.2)	(106.7)
Net cash provided by financing activities	533.9	36.7
Effect of foreign currency exchange rate changes on cash	(1.2)	(2.4)
Change in cash and cash equivalents	$(606.6)	$367.8
Operating Activities
We generated operating cash flows of $283.9 million for the first nine months of 2021 (including working capital uses of $208.2 million), compared with $440.2 million for the first nine months of 2020 (including working capital uses of $26.5 million). Lower operating cash flows in the first nine months of 2021 primarily reflected an increase in receivables from higher sales, partially offset by higher payables due to rising raw material costs.
Investing Activities
Cash used in investing activities of $1,423.2 million for the first nine months of 2021 primarily reflected the acquisition of Henry for $1,573.9 million, net of cash acquired, capital expenditures of $88.9 million and investment in securities of $10.2 million, partially offset by proceeds from the sale of CBF of $247.7 million, net of cash disposed. Cash used in investing activities of $106.7 million for the first nine months of 2020 primarily reflected capital expenditures of $72.7 million.
Financing Activities
Cash used in financing activities of $533.9 million in the first nine months of 2021 primarily reflected net proceeds from our September offering of $850.0 million in aggregate principal amount of unsecured senior notes, partially offset by share repurchases of $290.6 million and cash dividend payments of $84.2 million, reflecting the increased quarterly dividend of $0.54 per share. Cash provided by financing activities of $36.7 million during the first nine months of 2020 primarily reflected net proceeds from our February 2020 offering of $750.0 million in aggregate principal amount of unsecured senior notes, partially offset by the early redemption of our 2020 Notes and financing costs associated with our February notes offering. Additionally during the first nine months of 2020 we used cash of $341.7 million for share repurchases and $84.5 million for dividend payments.
Debt Instruments
Senior Notes
On September 28, 2021, the Company completed a public offering of $550.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 2.20% due March 1, 2032 (the “2032 Notes”). The 2032 Notes were issued at a discount of $4.8 million, resulting in proceeds to the Company of $545.2 million. The Company incurred costs to issue the 2032 Notes of approximately $1.1 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2032 Notes. Interest is paid each March 1 and September 1, commencing March 1, 2022.
On September 28, 2021, the Company completed a public offering of $300.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 0.55% due September 1, 2023 (the “2023 Notes” and together with the 2032 Notes the "Notes") and callable beginning on September 1, 2022. The 2023 Notes were issued at a discount of $2.6 million, resulting in proceeds to the Company of $297.4 million. The Company incurred costs to issue the 2023 Notes of approximately $0.6 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are amortized to interest expense over the life of the 2023 Notes. Interest is paid each March 1 and September 1, commencing March 1, 2022.

Revolving Credit Facility
On September 14, 2021, the Company entered into a first amendment (the "Amendment") to the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility") administered by JPMorgan Chase Bank, N.A. Among other things, the Amendment revised the referenced benchmark interest rates to provide for a successor interest rate to LIBOR due to the cessation of certain LIBOR rates as of December 31, 2021.
During the first nine months of 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.125%. During the first nine months of 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. As of September 30, 2021 and December 31, 2020, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2021 and December 31, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (GAAP)	$142.1	$102.3	$293.6	$239.5
Less: income (loss) from discontinued operations (GAAP)	29.1	(0.4)	37.4	(4.0)
Income from continuing operations (GAAP)	113.0	102.7	256.2	243.5
Provision for income taxes	33.0	33.2	66.1	70.8
Interest expense, net	19.8	19.1	58.2	57.8
Interest income	(0.2)	(0.7)	(1.1)	(4.0)
EBIT	165.6	154.3	379.4	368.1
Exit and disposal, and facility rationalization costs	3.4	5.2	14.0	16.0
Inventory step-up amortization and acquisition costs	22.2	0.5	24.4	6.1
Impairment charges	1.8	—	1.8	—
Losses (gains) from acquisitions and disposals	—	—	3.5	2.2
Losses (gains) from insurance	(0.3)	—	0.2	—
Losses (gains) from litigation	—	—	0.1	—
Losses on extinguishment of debt	—	—	—	8.8
Total non-comparable items	27.1	5.7	44.0	33.1
Adjusted EBIT	192.7	160.0	423.4	401.2
Depreciation	21.6	20.4	62.2	61.8
Amortization	36.0	30.4	94.2	90.9
Adjusted EBITDA	$250.3	$210.8	$579.8	$553.9
Divided by:
Total revenues	$1,315.6	$1,057.0	$3,434.3	$2,981.6
Adjusted EBITDA margin	19.0%	19.9%	16.9%	18.6%

	Three Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$187.1	$(0.5)	$4.7	$(24.8)
Non-operating expense (income)(1)	0.4	(0.1)	(0.2)	0.8
EBIT	186.7	(0.4)	4.9	(25.6)
Exit and disposal, and facility rationalization costs	0.1	2.8	0.5	—
Inventory step-up amortization and acquisition costs	22.3	—	—	(0.1)
Impairment charges	—	1.8	—	—
Losses (gains) from acquisitions and disposals	—	—	—	—
Losses (gains) from insurance	—	—	(0.3)	—
Losses (gains) from litigation	—	0.1	—	(0.1)
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	22.4	4.7	0.2	(0.2)
Adjusted EBIT	209.1	4.3	5.1	(25.8)
Depreciation	12.9	6.3	1.4	1.0
Amortization	18.5	12.6	4.4	0.5
Adjusted EBITDA	$240.5	$23.2	$10.9	$(24.3)
Divided by:
Total revenues	$1,065.8	$178.7	$71.1	$—
Adjusted EBITDA margin	22.6%	13.0%	15.3%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Three Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$181.3	$(3.7)	$4.4	$(27.2)
Non-operating expense (income)(1)	0.3	0.2	0.1	(0.1)
EBIT	181.0	(3.9)	4.3	(27.1)
Exit and disposal, and facility rationalization costs	0.6	4.6	—	—
Inventory step-up amortization and acquisition costs	0.2	0.2	0.1	—
Impairment charges	—	—	—	—
Losses (gains) from acquisitions and disposals	—	—	—	—
Losses (gains) from insurance	—	—	—	—
Losses (gains) from litigation	—	—	—	—
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	0.8	4.8	0.1	—
Adjusted EBIT	181.8	0.9	4.4	(27.1)
Depreciation	11.8	6.3	1.4	0.9
Amortization	12.6	13.3	4.4	0.1
Adjusted EBITDA	$206.2	$20.5	$10.2	$(26.1)
Divided by:
Total revenues	$823.5	$168.5	$65.0	$—
Adjusted EBITDA margin	25.0%	12.2%	15.7%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Nine Months Ended September 30, 2021
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$485.8	$(24.1)	$15.6	$(92.3)
Non-operating expense(1)	2.7	(0.1)	1.3	1.7
EBIT	483.1	(24.0)	14.3	(94.0)
Exit and disposal, and facility rationalization costs	0.1	13.0	0.9	—
Inventory step-up amortization and acquisition costs	22.3	—	0.1	2.0
Impairment charges	—	1.8	—	—
Losses (gains) from acquisitions and disposals	2.2	0.3	0.2	0.8
Losses (gains) from insurance	0.5	—	(0.3)	—
Losses (gains) from litigation	—	0.1	—	—
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	25.1	15.2	0.9	2.8
Adjusted EBIT	508.2	(8.8)	15.2	(91.2)
Depreciation	36.8	18.6	4.0	2.8
Amortization	41.5	37.9	13.3	1.5
Adjusted EBITDA	$586.5	$47.7	$32.5	$(86.9)
Divided by:
Total revenues	$2,722.4	$503.4	$208.5	$—
Adjusted EBITDA margin	21.5%	9.5%	15.6%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Nine Months Ended September 30, 2020
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$426.6	$11.2	$2.0	$(63.3)
Non-operating expense (income)(1)	3.2	(0.4)	(3.2)	8.8
EBIT	423.4	11.6	5.2	(72.1)
Exit and disposal, and facility rationalization costs	0.9	13.0	2.1	—
Inventory step-up amortization and acquisition costs	0.4	0.2	0.3	5.2
Impairment charges	—	—	—	—
Losses (gains) from acquisitions and disposals	2.3	—	—	(0.1)
Losses (gains) from insurance	—	—	—	—
Losses (gains) from litigation	—	—	—	—
Losses on extinguishment of debt	—	—	—	8.8
Total non-comparable items	3.6	13.2	2.4	13.9
Adjusted EBIT	427.0	24.8	7.6	(58.2)
Depreciation	36.5	18.9	4.0	2.4
Amortization	37.7	39.5	13.4	0.3
Adjusted EBITDA	$501.2	$83.2	$25.0	$(55.5)
Divided by:
Total revenues	$2,234.8	$577.0	$169.8	$—
Adjusted EBITDA margin	22.4%	14.4%	14.7%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income.

Outlook
Our expectations for segment and total revenues for 2021, compared to 2020 follow:

	2021 Revenue	Primary Drivers
Carlisle Construction Materials	Mid-20% growth	•Strong re-roofing demand •Increasing demand for energy-efficient building products •Proactive pricing measures gaining traction
Carlisle Interconnect Technologies	Mid-single digit decline	•Commercial aerospace backlog surpassed 2Q20 levels
Carlisle Fluid Technologies	Mid-teens growth	•Focus on new product introductions and price realization •Markets strengthening
Total Carlisle	High-teens growth
For the year 2021, we expect:
•Corporate expenses of approximately $120 million to $122 million;
•Depreciation and amortization expense of approximately $230 million;
•Capital expenditures of approximately $125 million;
•Interest expense, net of interest income, of approximately $82 million; and
•Base tax rate of approximately 25%.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of the COVID-19 pandemic on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission ("SEC") from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2021. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2021, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first nine months of 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 16.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2021:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July	—	$—	—	5.3
August	—	—	—	5.3
September	0.1	201.86	0.1	5.2
Total	0.1		0.1
(1)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On February 2, 2021, the Company's Board of Directors approved a 5 million share increase in the Company's share repurchase program.
The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2021, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of July 18, 2021, by and among the Company, ASP Henry Holdings, Inc., ASP Henry Investco LP and Aaron Merger Sub, Inc.		8-K	001-9278	7/20/2021
3.1	Restated Certificate of Incorporation of the Company.		10-Q	001-9278	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	001-9278	12/14/2015
4.1P	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	333-16785	11/26/1996
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
			8-K	001-9278	11/20/2012
4.5	Fourth Supplemental Indenture, dated as of February 20, 2020, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	2/28/2020
4.6	Fifth Supplemental Indenture, dated as of September 28, 2021, among the Company, U.S. Bank National Association (as successor to State Street Bank and Trust Company, as successor to Fleet National Bank) and The Bank of New York Mellon Trust Company, N.A.		8-K	001-9278	9/28/2021
4.7	Form of 0.550% Notes due 2023.		8-K	001-9278	9/28/2021
4.8	Form of 3.500% Notes due 2024.		8-K	001-9278	11/16/2017
4.9	Form of 3.750% Notes due 2027.		8-K	001-9278	11/16/2017
4.10	Form of 2.750% Notes due 2030.		8-K	001-9278	2/28/2020
4.11	Form of 2.200% Notes due 2032.		8-K	001-9278	9/28/2021
4.12	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-9278	2/10/2020
10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among the Company, Carlisle Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
P Indicates paper filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	October 26, 2021	By:	/s/ Robert M. Roche
Robert M. Roche
Vice President and Chief Financial Officer