Form 10-K
period 2021-12-31
CARLISLE COMPANIES INC
filed 2022-02-17
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2021

www.carlisle.com

Commission File Number 001-09278
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $9.9 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2021.
As of February 10, 2022, 52,079,912 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2022 are incorporated by reference in Part III.

PART I
Item 1.  Business.
Overview
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a diversified, global manufacturer of highly-engineered products, including building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future, high-performance wire and cable and other electronics products for the commercial aerospace, defense electronics, medical device and other industrial markets and liquid, powder, sealants and adhesives finishing equipment and systems for several global end markets. Our Company website is www.carlisle.com, through which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information on, or that can be accessed through, our website is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K. All references to "Notes" refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Business Strategy
We strive to be a market leading manufacturer of highly engineered products in the various markets we serve. Introduced in early 2018, Vision 2025 set the tone for a returns-focused capital deployment strategy intended to create sustained value for all of our stakeholders, with an intermediate-term goal of achieving $15 of earnings per share by 2025. Key pillars of this strategic plan include: dedication to driving above market revenue growth, utilizing the Carlisle Operating System (“COS”), an operating structure and strategy deployment system based on lean enterprise and six sigma principles, consistently to drive efficiencies and operating leverage, building scale with synergistic acquisitions, continuing to invest in and develop exceptional talent, supporting continued organic growth through capital expenditures, and returning excess capital to stockholders.
We utilize COS to drive improving operational performance. COS is a continuous improvement process that defines the way we do business and is well-ingrained in our culture throughout Carlisle. Waste is eliminated and efficiencies are improved enterprise wide, driving increased profitability. Improvements expand beyond production areas, as COS drives new product innovation, engineering, supply chain management, warranty and product rationalization.
With accelerating demand for energy-efficient solutions for sustainable buildings of the future, we will continue to seek ways to improve our manufacturing processes to lower carbon emissions through COS. Importantly, we will continue to emphasize the development of products that ultimately help reduce carbon emissions from the rooftop, throughout the building envelope, and across all businesses.
In September 2021, Carlisle took a significant step in expanding our water, air and vapor barrier business in acquiring ASP Henry Holdings, Inc. (“Henry”) within our Carlisle Construction Materials (“CCM”) business segment. This acquisition is a great example of both our commitment to building scale through synergistic acquisitions and growing our breadth of sustainable, energy-efficiency enhancing products and systems. Refer to Note 3 for more details regarding acquisitions of the Company’s businesses during the past three years.

We also pursue the sale of a business when we determine it no longer fits within the Company’s long-term goals or strategy. Accordingly, in August 2021, we completed the sale of our Carlisle Brake & Friction ("CBF") segment for gross proceeds of (i) $250 million cash at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. Refer to Note 4 for further discussion of our discontinued operations.
While the coronavirus pandemic ("COVID-19"), supply chain challenges, pervasive and persistent inflation, and labor shortages have been material headwinds to our operations, we believe our proactive approach to continuous improvement initiatives have driven Carlisle’s resilience and ability to report solid financial results in 2021. Our efforts drove our acceleration through the recovery by further improving the efficiency of our businesses through COS, continuing to make the investments necessary to deliver a world-class and customer-valued Carlisle Experience, and ensuring we maintain discipline and rigor in our capital allocation process. Taken together, we believe we are well positioned to achieve our goals outlined in our strategic plan, Vision 2025. See Description of Business by Segment below for a more detailed discussion of our Vision 2025 strategy.

Description of Business by Segment
Carlisle Construction Materials (“CCM”)
Products, Markets and Locations
The CCM segment has evolved from a supplier of the first single-ply ethylene propylene diene monomer (“EPDM”) roofing membranes in the early 1960s to today, where we deliver innovative, easy-to-install and energy-efficient solutions through the Carlisle Experience for customers who are creating the sustainable building of the future. CCM manufactures a complete range of building envelope products for commercial, industrial and residential buildings, including single-ply roofing, rigid foam insulation, spray polyurethane foam technologies, architectural metal, heating, ventilation and air conditioning ("HVAC") hardware and sealants, below-grade waterproofing, and air and vapor barrier systems focused on the weatherproofing and thermal performance of the building envelope. CCM is a leading North American and European building products manufacturer offering a complete set of solutions and systems to aid in the design of efficient building envelope construction projects, backed by industry-leading product innovations and a focus on green principles.
EPDM, thermoplastic polyolefin (“TPO”) and polyvinyl chloride (“PVC”) membrane and polyisocyanurate ("polyiso") insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. These products are primarily sold under the Carlisle SynTec, Versico, Weatherbond and Hunter Panels brands in the United States of America (“U.S.” or “United States”) and throughout the world, and EPDM membranes under the Resitrix and Hertalan brands primarily in Europe. The segment sells its expanded polystyrene for a variety of end markets, predominantly roofing and waterproofing through its Insulfoam brand. The segment sells its building envelope systems under the Henry brand primarily in the U.S. and Canada.
CCM operates manufacturing facilities located throughout the United States, its primary market, and in Canada, Germany, the Netherlands, United Kingdom ("U.K.") and Romania. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors in North America and Europe.
Key Raw Materials
Key raw materials for this segment include methylene diphenyl diisocyanate (“MDI”), polyol, EPDM polymer, TPO polymer, silicone polymer, carbon black and coated steel. These raw materials generally have at least two vendor sources to better assure adequate supply. The vendor typically has multiple processing facilities for key raw materials that are single sourced.
Seasonality
Revenues and earnings for CCM have historically been higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.
Market Factors
Backlog orders were $1.7 billion and $129.6 million as of December 31, 2021 and 2020, respectively. All orders are expected to be filled in 2022. The large increase in backlog orders at the end of 2021 was due to a rapid rise in demand as the U.S. economy rebounded, compounded by supply chain challenges in meeting that demand.
CCM serves a large and diverse customer base; however, in 2021 CCM's two largest customers represented 30.9% of this segment’s revenues and 24.7% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on this segment’s revenues and operating income and the Company's consolidated revenues and operating income. Both of these customers' business with CCM is covered under a number of independent local agreements.
This segment faces competition from numerous competitors that produce roofing, insulation and waterproofing products for commercial and residential applications. The level of competition within this market varies by product line and region. As one of four major manufacturers in the single-ply industry, CCM competes through innovative products, long-term warranties and customer service. CCM offers separately priced extended warranty contracts on certain of its products ranging from five to 40 years, the most significant being those offered on its installed single-ply roofing systems primarily in the United States, subject to certain exclusions, that covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product. The building owner must have the roofing system installed by an independent authorized roofing contractor trained by CCM to install its roofing systems in order to qualify for the warranty. Each warranted roof system is inspected by Carlisle prior to warranty issuance.
Vision 2025 Strategy
Our strategy under Vision 2025 for the CCM segment is to:
•Capture significant aftermarket opportunities as buildings in the U.S. approach “re-roofing” vintage;
•Improve upon its above average margin profile;
•Further expand our presence in niche high-growth and high-margin opportunities including spray foam insulation, air, water, and vapor barriers, and architectural metals; and
•Expand internationally, especially into Europe, where there is a market to upgrade traditional asphalt roofing with EPDM and other single-ply roofing.
Key growth initiatives include:
•Grow operating income through the creation of value based on labor and energy efficiency;
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
Key Raw Materials
Key raw materials for this segment include gold, copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. These raw materials are typically sourced worldwide and generally have at least two supplier sources to better assure adequate supply, except when prohibited by customer contracts, which represented less than 10% of purchases in 2021.
Market Factors
Backlog orders were $404.2 million and $279.6 million as of December 31, 2021 and 2020, respectively. Of the $404.2 million in backlog orders as of December 31, 2021, $25.6 million is not reasonably expected to be filled in 2022.
The CIT segment faces competition from numerous competitors within each of the markets it serves. While product specifications, certifications and life cycles vary by market, the CIT segment primarily positions itself to gain design specification for customer platforms or products with long life cycles and high barriers to entry, such as in the aerospace and medical markets. These markets generally have high standards for product certification as deemed by the Federal Aviation Administration (“FAA”) and European Union Aviation Safety Agency ("EASA"), and Food and Drug Administration (“FDA”), respectively. The CIT segment competes primarily on the basis of its product performance and its ability to meet its customers’ highly specified design, engineering and delivery needs on a timely basis. The market demand and resulting build rates of new aircraft and capital expenditures by medical facilities has a large and direct influence on the demand for CIT's products.
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
•Capitalize on increased investment in medical equipment and technology; and
•Leverage core technologies to diversify into attractive, adjacent markets.
Key growth initiatives include:
•Increase content per aircraft across all product groups;
•Build out and convert medical original equipment manufacturers ("OEM") project pipeline;
•Establish new OEM relationships and drive new product development in precision sensors;
•Increase market share on defense electronics and space programs;
•Emphasize market-focused organization alignment to drive accelerated organic growth;
•Focus merger and acquisition efforts on commercial aerospace and medical technologies end markets; and
•Leverage vertically integrated capabilities to support the medical device OEM strategy of consolidating supply chains across strategic end markets.
Carlisle Fluid Technologies (“CFT”)
Products, Markets and Locations
The CFT segment designs, manufactures and sells highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing a variety of coatings used primarily in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinish markets. This segment also incorporates custom designed and commercially available electric and electronic components in a number of its metering and control products. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The segment operates manufacturing facilities primarily in the United States, the U.K. and Switzerland, and assembly and distribution facilities in China, Japan and South Korea, with approximately 57% of its revenues outside the United States. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end-user sales. These business relationships are managed primarily through direct sales personnel worldwide.
Key Raw Materials
Key raw materials for this segment include carbon steel and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. These raw materials, machined parts and assemblies are typically sourced worldwide and have at least two vendor sources to better assure adequate supply.
Seasonality
Approximately 15% of CFT’s annual revenues are for the development, and in some cases assembly, of large fluid handling or other application systems projects. Timing of these system sales can result in revenues that are higher in certain quarters versus other quarters within the same calendar year, particularly the fourth quarter.
Market Factors
The CFT segment competes against both regional and international manufacturers. Major competitive factors include innovative designs, the ability to provide customers with lower cost of ownership, dependable performance and high quality at a competitive price. CFT’s products' ability to spray, mix or deliver a wide range of coatings, applied uniformly in exact increments, is critical to the functionality and overall appearance of the applied coatings. The segment’s installed base of global customers is supported by a worldwide distribution network with the ability to deliver critical spare parts and other services. Brands that are well recognized and respected internationally, combined with a diverse base of customers, applications and industries served, positions the CFT segment to continue designing patented, innovative equipment and solutions for customers across the globe. Industrial and automotive capital expenditure levels have a direct influence on the demand for CFT products.
Vision 2025 Strategy
Our strategy under Vision 2025 for the CFT segment is to focus on key end markets of automotive and automotive refinish, transportation and general industrial.
In the automotive and automotive refinish markets, CFT is focused on:
•Growing sales of core spray guns by capitalizing on strong brand recognition and solid customer advocacy among key automotive and industrial OEMs; and
•Further expanding in mixing, metering, spraying and dispensing polyurethane foam, viscous liquids or powder coating equipment through our energy efficient pumps and better controls, leveraging the equipment to support core spray gun sales and expanding in adjacent markets.
In the transportation and general industrial markets, CFT is focused on:
•Leveraging the CFT brands and distribution in Asia and Europe;
•Scaling the powder business outside of Europe;
•Expanding pump sales in the attractive reciprocating pumps market;
•Further penetrating the fast-set applications market, including spray foam insulation;
•Launching innovative new products; and
•Continuing to expand into sealants and adhesives.
Key growth initiatives include:
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
Intellectual Property
We own or hold the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. We have adopted a variety of measures and programs to maintain the continued validity and enforceability of our various intellectual property rights.
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $49.9 million, $45.4 million and $52.2 million, representing 1.0%, 1.1% and 1.2% of revenues in 2021, 2020 and 2019, respectively.
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

Environmental, Social, and Governance ("ESG")
Our legacy of environmental responsibility began more than 100 years ago when scrap rubber was introduced into the inner-tube production line. As we continued our ESG journey, we advanced our sustainability goals by creating and implementing the Carlisle Environmental Sustainability Policy, which specifies the collection of detailed ESG data from our facilities across the globe. Through evaluating the data, we can measure factors like pay equity and greenhouse gas ("GHG") emissions which we will use to establish improvement targets. The policy further establishes a process to engage our supply chain and monitor compliance with Carlisle policies for fair labor practices and our Code of Business Conduct and Ethics. Finally, the policy formalizes our commitment to certify all our manufacturing facilities to the ISO 14001 Environmental Management System by the end of 2025.
In 2021, we announced plans to invest more than $60 million to build a state-of-the-art Leadership in Energy and Environmental Design ("LEED") certified facility in Sikeston, Missouri where CCM will manufacture energy-efficient polyiso insulation. Additionally, we have invested approximately $12 million into a 40,000 square foot research and development technical center in Carlisle, Pennsylvania. This investment will help us to maintain a technological leadership position in the building and construction industry while meeting the demands of climate adaptation for buildings.
The Chairman, President, and Chief Executive Officer reviews and approves the strategic direction for Carlisle’s sustainability approach. Carlisle’s sustainability approach is guided to execution through the Vice President of Sustainability and the ESG Steering Committee. The Vice President of Sustainability, reporting to the Chairman, President and Chief Executive Officer, leads the ESG Steering Committee. The ESG Steering Committee is composed of key executives in the areas of human resources, COS, legal, and purchasing departments. The ESG Steering Committee develops strategy, provides oversight, and monitors accountability in our ESG and climate-related initiatives through the deployment of the Carlisle Environmental Sustainability Policy. On a periodic basis, Carlisle's Board of Directors (the "Board") reviews the status of the Company's ESG initiatives. The Vice President of Sustainability and members of the ESG Steering Committee work with senior leadership within Carlisle’s business units to deploy and accelerate Carlisle’s Sustainability strategy.
Our environmental sustainability initiatives and strategy are discussed further in our 2020 Corporate Sustainability Report, which can be found on our website at www.carlisle.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.
Human Capital Resources
Investing in Our People
As of December 31, 2021, we employed approximately 11,000 people, excluding approximately 500 contractors.
We believe that talent acquisition and retention are critical drivers to delivering the goals of Vision 2025 and that a trained, diverse and inspired workforce is integral to delivering value to our stakeholders. We begin with a recruiting process that reaches a wide array of potential employees and includes the engagement of specialized, diverse recruiting firms such as The Standard Diversity Network, Jobs4Women.net, Asian American Jobsite, African American Jobsite and many others.
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
Diversity, Equity & Inclusion
Carlisle has pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. In May 2018, Carlisle joined the CEO Action for Diversity & Inclusion™, a growing coalition of nearly 2,000 CEOs pledging to advance diversity and inclusion in the workplace. By signing on to this commitment, Carlisle is pledging to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. CEO Action for Diversity & Inclusion™ is cultivating a new type of ecosystem centered around collaboration and sharing.
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
As of the end of 2021, we achieved gender and race pay equity across our U.S. workforce. This means compensating employees the same when they perform the same job duties, while accounting for other factors, such as their experience level, job performance and tenure with the Company. Carlisle's minimum starting wage is $15 per hour for our entire U.S. workforce.

Below is a summary of our global employees diversity as of December 31, 2021 by gender and age:

Employee Diversity by Gender
1%
31%
68%
19%
81%
1%
35%
64%
1%
30%
69%
Total
Executives, Senior Officers and Management
Other Professionals
Manufacturing and Other Personnel
Male
Female
Not Specified

Employee Diversity by Age
20%
54%
26%
48%
52%
14%
57%
29%
23%
52%
25%
Total
Executives, Senior Officers and Management
Other Professionals
Manufacturing and Other Personnel
Over 50
30 - 50
Under 30

Health and Safety
Carlisle is continuously striving to provide safer, healthier work environments. From the onset of COVID-19, Carlisle formed an internal task force to monitor and implement at all locations all of the health and safety guidelines and requirements of national and local authorities to protect our workforce including, providing a period of full pay for employees required to follow stay-at-home orders and implementing remote work plans for eligible employees. Our task force meets weekly with division management to monitor health and safety compliance in the workplace.

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
Labor Matters
Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2021, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CCM - Netherlands	1	160	September 2021	(1)
CCM - Canada	4	155	December 2021 December 2023 December 2025	(2)
CCM - Germany	2	155	May 2023
CIT - Switzerland	1	72	N/A
CCM - Romania	1	63	June 2023
CFT - Germany	5	26	N/A
CCM - US	1	12	March 2023
(1) The agreement between CCM and its employees that expired in September 2021 is currently in negotiation for renewal.
(2) The agreements between CCM and its employees that expired in December 2021 are currently in negotiation for renewal.
Item 1A.  Risk Factors.
The Company’s business, financial condition, results of operations and cash flows can be affected by a number of factors including those material factors set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results and make an investment in the Company speculative or risky.
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
The Company also considers the acquisition of businesses that may operate independent of existing businesses. Acquisitions of this type involve risks similar to those encountered when acquiring companies that can be integrated within an existing business, including a failure to realize expected revenue growth or operating and cost reductions within the acquired business, and could increase the possibility of diverting corporate management’s attention from its existing operations.
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
Several of the market segments in which the Company sells its products are, to varying degrees, cyclical and may experience periodic downturns in demand. For example, the CCM segment is susceptible to downturns in the commercial construction industry, particularly in the construction repair and replacement sectors, the CIT segment is susceptible to downturns in the commercial aerospace industry and the CFT segment is susceptible to downturns in the automotive industry.
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
The Company operates in global markets. Approximately 16% of the Company’s revenues in 2021 were generated outside the United States. In addition, to compete globally, all of the Company’s segments have manufacturing facilities outside the United States. In 2021, approximately 27% of cost of goods sold was derived from facilities outside of the United States.
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
For the year ended December 31, 2021, approximately 80% of the Company’s revenues and approximately 121% of its operating income were generated by the CCM segment. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts and changes in construction spending by federal, state and local governments. A decline in the commercial construction market, particularly in construction repair and replacement activities, could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials.
The CCM segment competes through pricing, among other factors. Competition in this segment may increase pricing pressure on the Company which may negatively affect operating results in future periods.
Raw material costs are a significant component of the Company’s cost structure and are subject to volatility, including cost increases, significant disruptions to the Company's supply chains or significant shortages of materials.
The Company utilizes petroleum-based products, steel and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 78% of the Company’s cost of goods sold in 2021. Significant increases in the costs of these materials may not be recovered through selling price increases and significant disruption to the Company's supply chains or significant shortages of materials could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
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

Environmental, Regulatory and Legal Risks
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
We are also subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health, and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2021 and 2020, nor are any material asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
Changes in environmental and climate change laws or regulations, including laws relating to GHG emissions, could lead to new or additional investment in the Company’s products or facilities and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including GHG emissions, could subject the Company to additional costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact the Company’s reputation, business, capital expenditures, results of operations, and financial position.
General Risk Factors
The Company is subject to risks arising from global pandemics, including COVID-19.
The Company’s businesses operate in market segments currently being impacted by the COVID-19 pandemic. Operating during a global pandemic exposes the Company to a number of risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels and our ability to ship products to our customers, interruptions in our supply chains and distribution systems, increases in operating costs related to pay and benefits for our employees, collection of trade receivables in accordance with their terms, potential impairment of goodwill and long-lived assets; any of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
We have experienced, and could continue to experience, diminished demand for our products as a result of COVID-19. The decline in domestic and international passenger airline travel caused by COVID-19 is negatively impacting demand for our products sold to customers operating in the commercial aerospace industry. While these COVID-19 related impacts have not to date, in the aggregate, had a material adverse impact on the Company, we are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the coronavirus outbreak, the timing and extent of increased passenger airline travel and nonresidential construction and construction repair and replacement activity, and the continued ability of our businesses to continue to operate within all applicable COVID-19 related government rules and regulations.

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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2021, by segment follows:

	Number of Facilities					Square Footage (in millions)
	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	69	9	—	—	78	5.8	2.1
Carlisle Interconnect Technologies	14	2	4	—	20	0.6	1.0
Carlisle Fluid Technologies	6	2	2	1	11	0.5	0.1
Totals	89	13	6	1	109	6.9	3.2
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2021, as compared to a $100 investment in the S&P MidCap 400® Index and S&P 500® Index. The graph and corresponding chart assumes the investment of $100 in our common stock and each of the indices as of December 31, 2016 and the reinvestment of all dividends. As a result of changes in the Company’s business necessitated by acquisitions, dispositions or other transactions, the Company has elected to use only the S&P MidCap 400® and S&P 500® Index for comparison prospectively rather than including a self-selected peer group of individual companies, as it had presented in prior years.

	Carlisle	S&P MidCap 400	S&P 500
2016	$100.00	$100.00	$100.00
2017	104.50	114.45	119.42
2018	93.72	100.15	111.97
2019	152.85	124.23	144.31
2020	149.81	138.90	167.77
2021	240.64	171.15	212.89
The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index and S&P 500® Index.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2021, there were 1,144 stockholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”

Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2021 follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	—	$—	—	5.2
November	—	—	—	5.2
December	0.1	234.24	0.1	5.1
Total	0.1		0.1
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2021, there were less than 0.1 million shares reacquired in transactions outside the repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase program. On February 2, 2021, the Board approved an additional 5 million share increase in the Company's stock repurchase program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Cash and Cash Equivalents—Share Repurchases" below.
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading supplier of innovative building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future. Through our Carlisle Construction Materials ("CCM") business and family of leading brands, we deliver innovating, labor reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Over the life of a building, our products help drive lower greenhouse gas emissions, improve energy savings for building owners and operators, and increase a building's resiliency to the elements. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. Carlisle is also a leading provider of products in the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") businesses.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K, as revised by the Company's Current Report on Form 8-K filed with the SEC on September 14, 2021 (the "2020 Annual Report on Form 10-K").
Executive Overview
Carlisle delivered outstanding results in 2021, weathering the coronavirus pandemic ("COVID-19"), and accelerating into the global economic recovery despite significant challenges in our supply chain, pervasive and persistent inflation, and labor shortages. Guided by Vision 2025 and rooted in our culture of continuous improvement through the Carlisle Operating System ("COS"), we recorded record fourth quarter revenues, operating income, earnings per share ("EPS") and adjusted EBITDA. When Vision 2025 was introduced, we committed to a leaner, more focused portfolio and a pivot towards investing in our highest-returning businesses, particularly CCM. CCM's outstanding performance in 2021 confirmed that our strategy towards a more building products focus is correct.
CCM once again constituted the greater portion of total Company sales and earnings, supported by its ability to provide the best-in-class Carlisle Experience across our channel partners. CCM continues to benefit from a robust pipeline of re-roofing demand and a growing desire of the marketplace for a broad set of energy efficient product solutions from CCM that support the sustainable design, construction and repair of buildings. This, coupled with continued price discipline and successfully navigating significant raw material and labor shortages through improved sourcing and operational efficiencies, CCM executed extremely well in 2021. CCM also made significant strides in expanding its presence in the building envelope with its acquisition of ASP Henry Holdings, Inc. (“Henry”), augmenting our coatings and waterproofing offerings and establishing a stronger foundation of integrated building envelope systems that improve energy efficiency of buildings. Heading into 2022, we believe CCM is well positioned given the strong re-roofing cycle in the United States, increasing demand for energy-efficient products and the broad range of building envelope solutions CCM can offer after the acquisition of Henry.
Our other segments made great strides in both driving growth and profitability improvement leveraging rebounds across end markets. CIT delivered results in line with our expectations in a year when it was tasked with level setting its cost structure in what is proving to be a prolonged, cyclically subdued demand environment. Restructuring activities are substantially completed at CIT, and backlog is back to levels not seen since before COVID-19. CFT exceeded sales expectations, continuing to leverage its focus on manufacturing efficiencies, selling and customer service excellence, and new product innovation. We are encouraged by increasing passenger air travel and improved capital spending in medical and industrial markets, all of which are returning to pre-pandemic levels and are key end markets for CIT and CFT.
We remain balanced and disciplined in our approach to capital deployment. We are maintaining an elevated level of capital expenditures in 2022 to drive future growth, particularly in our building products businesses. We continue to manage an active merger and acquisition pipeline focused on synergistic businesses with attractive growth characteristics that complement our high-margin product lines. We will remain active in returning capital to stockholders, after raising our dividend in 2021 for the 45th consecutive year and returning $428.1 million to stockholders in the form of share repurchases and cash dividends. Finally, we had a successful debt issuance of

$850 million of senior notes at a weighted average rate of 1.6%, which lowered our cost of debt and extended its weighted-average maturity.
We are well on our way to achieving Vision 2025, which continues to give us clear direction and consistency of mission of returns-focused capital deployment, talent management, and drive to create significant value to all of Carlisle’s stakeholders.
Summary Financial Results

(in millions, except per share amounts)	2021	2020
Revenues	$4,810.3	$3,969.9
Operating income	$567.5	$487.8
Operating margin percentage	11.8%	12.3%
Income from continuing operations	$387.0	$325.7
Income (loss) from discontinued operations	$34.7	$(5.6)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$7.26	$5.90
Income (loss) from discontinued operations	$0.65	$(0.10)

Non-comparable items(1)	$54.0	$43.6
(1)Non-comparable items include items that, by their nature, tend to obscure the Company’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
Revenues increased in 2021 primarily reflecting higher volumes and price realization in our CCM and CFT segments, contributions from the acquisition of Henry in the CCM segment and favorable foreign currency impacts, partially offset by lower volumes in our CIT segment, which has been impacted by the prolonged aerospace decline.
Operating income increased in 2021 primarily reflecting price realization, higher volumes and savings from the Carlisle Operating System ("COS"), however operating margin decreased primarily reflecting raw material, wage and freight inflation, higher stock compensation costs from the vesting and settlement of our one-time stock appreciation rights, and higher acquisition and amortization expense from the acquisition of Henry.
Diluted earnings per share from continuing operations increased primarily from the above operating income performance ($1.09 per share), reduced average shares outstanding ($0.24 per share) resulting from our share repurchase program and a lower effective tax rate ($0.08 per share), partially offset by higher interest expense ($0.05 per share) from our issuance of $850 million in aggregate principal amount of unsecured senior notes.
Consolidated Results of Operations
Revenues

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$4,810.3	$3,969.9	$840.4	21.2%	4.7%	16.0%	0.5%
The increase in revenues in 2021 primarily reflected higher sales volumes and price realization in our CCM and CFT segments across all markets in which they operate, contributions from the acquisition of Henry in the CCM segment and favorable foreign currency impacts, partially offset by lower CIT volumes as a result of the prolonged aerospace decline.

Revenues by Geographic Area

(in millions)	2021		2020
United States	$4,039.5	84%	$3,327.8	84%
International:
Europe	359.8		313.0
Asia and Middle East	198.5		180.5
North America (excluding U.S.)	170.0		128.9
Africa	13.0		10.4
Other	29.5		9.3
Total International	770.8	16%	642.1	16%
Revenues	$4,810.3		$3,969.9
Gross Margin

(in millions)	2021	2020	Change	%
Gross margin	$1,314.7	$1,137.4	$177.3	15.6%
Gross margin percentage	27.3%	28.7%
Depreciation and amortization	$102.4	$104.1
Gross margin percentage (gross margin expressed as a percentage of revenues) declined in 2021, driven by raw material and wage inflation, partially offset by savings from COS. Cost of goods sold in 2021 included $2.2 million of acquired inventory costs associated with the Henry acquisition in the CCM segment. Also included in cost of goods sold were exit and disposal costs totaling $9.7 million in 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $12.4 million in 2020. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	2021	2020	Change	%
Selling and administrative expenses	$698.2	$603.2	$95.0	15.7%
As a percentage of revenues	14.5%	15.2%
Depreciation and amortization	$113.7	$96.6
Selling and administrative expenses increased in 2021 primarily reflecting acquisition costs of $22.2 million related to the acquisition of Henry in the CCM segment, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $4.5 million in 2021, primarily at CIT, attributable to our restructuring initiatives, compared with $5.9 million in 2020. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	2021	2020	Change	%
Research and development expenses	$49.9	$45.4	$4.5	9.9%
As a percentage of revenues	1.0%	1.1%
Depreciation and amortization	$1.8	$2.0
Research and development expenses were higher in 2021 primarily reflecting higher new product development expenses at our CIT and CFT segments.
Other Operating (Income) Expense, net

(in millions)	2021	2020	Change	%
Other operating (income) expense, net	$(0.9)	$1.0	$(1.9)	NM
Other operating income, net in 2021 primarily reflected $3.5 million of rebates, $1.6 million of royalty income and $0.4 million from rental income, partially offset by $5.0 million of impairment charges.
Other operating expense, net in 2020 primarily reflected $6.0 million of impairment charges and $2.4 million of losses on sales of fixed assets, primarily at CCM and CIT. Partially offsetting the expense was $2.5 million of rebates, $1.7 million of rental income, $1.4 million of royalty income and $0.7 million gain from insurance recoveries.

Operating Income

(in millions)	2021	2020	Change	%
Operating income	$567.5	$487.8	$79.7	16.3%
Operating margin percentage	11.8%	12.3%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	2021	2020	Change	%
Interest expense, net	$80.3	$76.6	$3.7	4.8%
Interest expense, net of capitalized interest, during 2021 primarily reflected higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and $300.0 million of 0.55% unsecured senior notes completed in September 2021, and draws on our Revolving Credit Facility (the "Facility") in the third quarter of 2021, which were repaid in full in the third quarter of 2021.
Interest expense, net of capitalized interest, during 2020 primarily reflected higher long-term debt balances associated with our public offering of $750.0 million of 2.75% unsecured senior notes completed in February 2020, and draws on our Facility in the first quarter of 2020, which were repaid in full in the second quarter of 2020. Refer to Note 14 for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $8.8 million related to the early redemption in full of $250.0 million aggregate principal amount of our outstanding 5.125% unsecured senior notes due December 15, 2020 (the “2020 Notes”). The 2020 Notes were redeemed on March 29, 2020 at the redemption price of $262.1 million. The redemption price included a premium of $8.4 million, along with $0.4 million of deferred issuance costs. Refer to Note 14 for further discussion.
Interest Income

(in millions)	2021	2020	Change	%
Interest income	$(1.2)	$(4.7)	$3.5	(74.5)%
Interest income decreased during 2021 primarily related to lower cash balances and lower yields.
Other Non-operating Expense, net

(in millions)	2021	2020	Change	%
Other non-operating expense, net	$5.9	$2.9	$3.0	NM
Other non-operating expense, net in 2021 primarily reflected the release of the remaining indemnification assets related to the acquisitions of Petersen Aluminum Corporation ("Petersen") and Accella Holdings LLC ("Accella") resulting from escrow expirations, and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense, net in 2020 primarily reflected the release of a portion of the indemnification asset related to the Petersen acquisition resulting from escrow expirations, and net impact of the resolution of certain tax uncertainties related to the Accella acquisition and release of the corresponding indemnification assets, partially offset by foreign exchange gains and a gain on sale of a business at CFT.
Income Taxes

(in millions)	2021	2020	Change	%
Provision for income taxes	$95.5	$78.5	$17.0	21.7%
Effective tax rate	19.8%	19.4%
The provision for income taxes on continuing operations for 2021 is higher than 2020 primarily reflecting higher pre-tax income in the U.S., and to a lesser extent in foreign jurisdictions. This equated to higher taxes of $18.3 million, with approximately $1.3 million of net lower taxes related to other permanent differences and the impact of prior year taxes in the current year.

Refer to Note 9 for further information related to income taxes.
Income (Loss) from Discontinued Operations

(in millions)	2021	2020	Change	%
Income (loss) from discontinued operations before taxes	$9.9	$(8.3)	$18.2	NM
Benefit from income taxes	(24.8)	(2.7)
Income (loss) from discontinued operations	$34.7	$(5.6)
Income from discontinued operations of $34.7 million in 2021 relates to improved operating results from the Carlisle Brake & Friction ("CBF") segment, compared to 2020. The 2021 period also reflects a pre-tax loss on sale, offset by an income tax benefit from the sale of the equity interests and assets comprising the CBF segment in August 2021.
The loss from discontinued operations of $5.6 million in 2020 relates to the operating results of the CBF segment and workers' compensation accruals associated with a former business disposed of in 2005.
Refer to Note 4 for additional information related to discontinued operations.
Segment Results of Operations
Carlisle Construction Materials (“CCM”)
CCM's world-class team delivered record annual revenues in an extremely difficult operating environment. In anticipation of solid construction market demand in 2021, our employees stood ready to produce; communicated clearly with our channel partners about our raw material requirements; built inventory; increased capacity; and remained steadfast in applying COS to drive efficiencies across CCM. We intend to maintain our pricing discipline in the marketplace, capturing the full value of the Carlisle Experience, which reflects our commitment to servicing the increasingly complex needs of our customers.
CCM continues to benefit from a growing backlog fueled by the strong re-roofing cycle in the United States, an ever-increasing emphasis on the energy-efficiency of buildings, and our investments in expansion of our presence in the building envelope. Our increasing focus on building products is exemplified by our acquisition of Henry, which has delivered excellent results since being acquired in September 2021, and where integration thus far has been smooth. Additionally, re-roofing demand remains strong in the United States market. The lingering effects of the COVID-19 pandemic and raw material and labor constraints have contributed to growing backlogs and significant increases in near-term demand.
With buildings accounting for a significant portion of annual global greenhouse gas emissions, we continue to focus on innovation, emphasizing the development of products that improve energy efficiency. In 2021, we announced plans to invest more than $60 million to build a state-of-the-art LEED certified facility in Sikeston, Missouri where CCM will manufacture energy-efficient polyiso insulation. Within our architectural metals platform, we have set plans in motion for three new locations in underserved regions around the U.S. while making progress consolidating our teams to drive commercial synergies and operational efficiencies. Additionally, we have invested approximately $12 million into a 40,000 square foot research and development technical center in Carlisle, Pennsylvania. This investment will help us to maintain a technological leadership position in the building and construction industry while meeting the demands of climate adaptation for buildings.

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$3,836.7	$2,995.6	$841.1	28.1%	5.9%	21.9%	0.3%
Operating income	$684.3	$581.6	$102.7	17.7%
Operating margin percentage	17.8%	19.4%
Depreciation and amortization	$114.0	$98.0
Non-comparable items(1)	$27.8	$7.4
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increase in 2021 primarily reflected higher volumes from strength in U.S. commercial roofing and all building product lines, price realization across all markets and contributions from the Henry acquisition.

CCM’s operating margin percentage declined in 2021 as pricing actions served to substantially offset raw material inflation on a dollar basis during the year while wage and freight inflation, and higher acquisition and amortization costs from the Henry acquisition more than offset improved operating efficiencies from COS.
Carlisle Interconnect Technologies (“CIT”)
CIT delivered sequential improvement in results throughout a year where the team successfully focused its efforts on consolidating its manufacturing footprint and level setting its cost structure to a cyclically challenged demand backdrop in the global aerospace industry given the negative impacts of the COVID-19 pandemic. Notably, CIT returned to year-over-year revenue growth in the second half of 2021 with strong backlog building to levels not seen since before the pandemic.
During the third quarter of 2021, we announced plans to exit our manufacturing operations in Carlsbad, California, and relocate the majority of those operations to existing facilities in North America. The project is estimated to take a remaining 12 to 15 months to complete. Total projected costs are expected to approximate $5.6 million, with approximately $4.1 million of costs remaining to be incurred.
During the third quarter of 2020, as a result of the market declines caused by COVID-19, we announced the closure of our manufacturing operations in Kent, Washington, and the relocation of selected operations to existing facilities primarily in North America. This project is substantially complete with cumulative exit and disposal costs of $16.6 million recognized through December 31, 2021.

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$687.8	$731.6	$(43.8)	(6.0)%	0.6%	(6.9)%	0.3%
Operating loss	$(17.5)	$(2.1)	$(15.4)	NM
Operating margin percentage	(2.5)%	(0.3)%
Depreciation and amortization	$75.1	$77.5
Non-comparable items(1)	$18.0	$22.8
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue decline in 2021 primarily reflected lower volumes, led by the downturn in the commercial aerospace market as a result of slow recovery in build rates on narrow and wide-body aircraft and depletion of inventory in the channel.
CIT’s operating margin percentage decrease in 2021 was driven by lower volumes, raw material and wage inflation, and unfavorable mix, partially offset by savings from COS and lower travel and other administrative costs.
Carlisle Fluid Technologies (“CFT”)
Driven by accelerating industrial capital expenditures as companies expand capacity in response to supply constraints, CFT delivered strong revenue growth, despite the supply chain issues challenging the automotive industry. This growth was supported by a commitment to new product introductions, price discipline and excellent performance by our teams in Europe and China. We also continue to make progress integrating and growing our newer platforms of sealants and adhesives, foam, and powder. With a focus on innovation, a leaner cost structure, and push into automation, we are optimistic about the CFT team's ability to generate sustainable value creation by driving and leveraging solid growth at healthy incremental margins, and, ultimately delivering on its Vision 2025 goals.

(in millions)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$285.8	$242.7	$43.1	17.8%	1.9%	13.6%	2.3%
Operating income	$24.0	$5.3	$18.7	352.8%
Operating margin percentage	8.4%	2.2%
Depreciation and amortization	$23.1	$23.4
Non-comparable items(1)	$0.9	$1.3
(1)Non-comparable items include items that, by their nature, tend to obscure the segment’s core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.

CFT's revenue increase in 2021 primarily reflected increased volumes, particularly in the general industrial end market, price realization, favorable foreign currency impacts and contributions from acquisitions.
CFT’s operating margin percentage increase in 2021 was driven by higher volumes, price realization and savings from COS, partially offset by higher wage and incentive compensation costs, and raw material inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2021	December 31, 2020
Europe	$12.3	$113.7
North America (excluding U.S.)	40.8	50.8
China	17.8	18.4
Asia Pacific (excluding China)	12.9	27.0
International cash and cash equivalents	83.8	209.9
U.S. cash and cash equivalents	240.6	687.2
Total cash and cash equivalents	$324.4	$897.1
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our Facility. In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2020, is primarily related to the acquisition of Henry, share repurchases, payment of dividends to stockholders and capital expenditures, partially offset by a portion of the proceeds from our public offering of $300.0 million in aggregate principal amount of unsecured senior notes due in September 2023 and $550.0 million in aggregate principal amount of unsecured senior notes due in March 2032, and from the sale of CBF.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $10.4 million in anticipation of those taxes as of December 31, 2021.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, as well as available liquidity under the Facility, to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets to repay the outstanding balances of our existing notes. Refer to Debt Instruments below.
Sources and Uses of Cash and Cash Equivalents

(in millions)	2021	2020
Net cash provided by operating activities	$421.7	$696.7
Net cash used in investing activities	(1,486.4)	(122.6)
Net cash provided by (used in) financing activities	488.1	(24.7)
Effect of foreign currency exchange rate changes on cash	(1.2)	1.6
Change in cash and cash equivalents	$(577.8)	$551.0
Operating Activities
We generated operating cash flows totaling $421.7 million for 2021 (including working capital uses of $275.2 million), compared with $696.7 million for 2020 (including working capital sources of $81.5 million). Lower operating cash flows in 2021 primarily reflected an increase in receivables and inventory from higher sales, partially offset by higher payables due to rising raw material costs.

Investing Activities
Cash used in investing activities of $1,486.4 million for 2021 primarily reflected the acquisition of Henry for $1,571.3 million, net of cash acquired, capital expenditures of $134.8 million and investment in securities of $30.2 million, partially offset by proceeds of $247.7 million from the sale of CBF. Cash used in investing activities of $122.6 million for 2020 primarily reflected capital expenditures of $95.5 million and the acquisition of Motion Tech Automation, LLC, net of cash acquired, for $33.0 million.
Financing Activities
Cash provided by financing activities of $488.1 million for 2021 primarily reflected net proceeds from our September public offering of $850.0 million in aggregate principal amount of unsecured senior notes and proceeds from the exercise of stock options, net of withholding tax, of $77.4 million, partially offset by share repurchases of $315.6 million, and cash dividend payments of $112.5 million, reflecting the increased annual dividend of $2.13 per share. Cash used in financing activities was $24.7 million for 2020. Net proceeds from our February notes offering, partially offset by the early redemption of our 2020 Notes, and financing costs associated with our February notes offering, totaled $458.0 million. Additionally in 2020, we used cash of $382.4 million for share repurchases and $112.4 million for cash dividend payments.
Share Repurchases
On February 5, 2019, the Board approved a 5 million share increase in the Company's stock repurchase program. On February 2, 2021, the Board approved an additional 5 million share increase in the Company's stock repurchase program. We repurchased approximately 1.9 million shares in 2021 as part of our plan to return capital to stockholders, utilizing $315.6 million of our cash on hand. As of December 31, 2021, we had authority to repurchase 5.1 million shares.
Purchases may occur from time to time over an indefinite period of time in the open market, in privately negotiated transactions and through block trades, and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments and is subject to the discretion of the Board. The Company plans to continue to repurchase shares in 2022 on an opportunistic basis.
We intend to pay dividends to our stockholders and have increased our dividend rate annually for the past 45 years. On February 8, 2022, the Board declared a regular quarterly dividend of $0.54 per share, payable on March 1, 2022, to stockholders of record at the close of business on February 18, 2022.
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
We also have unsecured senior unsecured notes outstanding of $350.0 million due November 15, 2022 (at a stated interest rate of 3.75%), $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%), $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%) and $750 million due March 1, 2030 (at a stated interest rate of 2.75%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.

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
During 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.1%. During 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%. As of December 31, 2021 and December 31, 2020, there were no borrowings under the Facility and $1.0 billion of availability.
Debt Covenants
We are required to meet various restrictive covenants and limitations under our senior notes and the Facility including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2021 and 2020.
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
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins
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
Subsequent Measurement of Goodwill
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying value. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We estimate the fair value of our reporting units based on the income approach utilizing the discounted cash flow method and the market approach utilizing the public company market multiple method. The key techniques and assumptions generally include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •EBITDA margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
In 2021, the CIT reporting unit was bifurcated into two reporting units, CIT Aerospace, Defense and Industrial ("AD&I") and CIT Medical, to align with the segment manager's review of the business. The goodwill previously assigned to the CIT reporting unit was allocated to the new reporting units based on their relative fair values. Accordingly, we have determined that we have four reporting units as of December 31, 2021 and three reporting units as of December 31, 2020. Goodwill has been allocated to the reporting units as follows:

(in millions)	December 31, 2021	December 31, 2020
Carlisle Construction Materials	$1,172.6	$613.0
Carlisle Interconnect Technologies	N/A	835.6
Carlisle Interconnect Technologies - Aerospace, Defense and Industrial	601.5	N/A
Carlisle Interconnect Technologies - Medical	233.7	N/A
Carlisle Fluid Technologies	191.2	193.1
Total	$2,199.0	$1,641.7
Annual Impairment Test
Effective November 1, 2021, we changed our goodwill impairment test from October 1 to November 1 to better align with our annual budgeting and forecasting process. For 2021, this resulted in us performing two separate impairment tests as of October 1, 2021 and November 1, 2021. For the October 1 and November 1, 2021 impairment tests, the CCM reporting unit was tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Through the results of our analysis, we determined that it is not more likely than not that the fair value of the CCM reporting unit was less than its carrying value and thus, a quantitative analysis was not performed. The CIT AD&I, CIT Medical and CFT reporting units were tested for impairment using the quantitative approach described above, resulting in fair values that substantially exceeded the carrying values, with the exception of CIT Medical, which exceeded its carrying value by approximately 10%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CIT Medical do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.
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
Annual Impairment Test
Effective November 1, 2021, we changed our indefinite-lived intangible assets impairment test from October 1 to November 1 to better align with our annual budgeting and forecasting process. For 2021 this resulted in us performing two separate impairment tests as of October 1, 2021 and November 1, 2021. For the October 1 and November 1, 2021 impairment tests, the CCM indefinite-lived intangible assets were tested for impairment using a qualitative approach. The CIT AD&I, CIT Medical and CFT indefinite-lived intangible assets were tested for impairment using the quantitative approach described above, resulting in fair values that substantially exceeded the carrying values, with the exception of two trade names with an aggregate carrying value of $43.3 million that exceeded their carrying amounts by less than 10%.
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
If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets or a combination of both. All of our asset groups were recoverable as of December 31, 2021.
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
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2021, is approximately 20 years.

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
•Measurement of revenue using the key inputs of expected gross margin and inventory in our possession. We utilize an estimate of expected gross margin based on historical margin patterns and management’s experience, which vary based on the customers and end markets being evaluated. There are multiple unique customer contracts at CIT or CFT. Accordingly, the estimate of expected margin is done for each customer discretely. We review the margins for these categories as contracts, customers and product profiles change over time so that the margin expectations reflect the best available data for each category.
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
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss, and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $29.7 million on the deferred tax assets related to these carryforwards.
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

Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before income, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about the Company's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to similarly-situated companies. This information differs from net income and operating income determined in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. The Company's and its segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follows. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	December 31,
(in millions)	2021	2020
Net income (GAAP)	$421.7	$320.1
Less: income (loss) from discontinued operations (GAAP)	34.7	(5.6)
Income from continuing operations (GAAP)	387.0	325.7
Provision for income taxes	95.5	78.5
Interest expense, net	80.3	76.6
Interest income	(1.2)	(4.7)
EBIT	561.6	476.1
Exit and disposal, and facility rationalization costs	17.1	21.1
Inventory step-up amortization and acquisition costs	26.4	4.4
Impairment charges	5.0	6.0
Losses (gains) from acquisitions and disposals	4.7	4.0
Losses (gains) from insurance	0.4	(0.7)
Losses (gains) from litigation	0.4	—
Losses on extinguishment of debt	—	8.8
Total non-comparable items	54.0	43.6
Adjusted EBIT	615.6	519.7
Depreciation	86.4	82.1
Amortization	131.5	120.6
Adjusted EBITDA	$833.5	$722.4
Divided by:
Total revenues	$4,810.3	$3,969.9
Adjusted EBITDA margin	17.3%	18.2%

	Year Ended December 31, 2021
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$684.3	$(17.5)	$24.0	$(123.3)
Non-operating expense (income)(1)	2.1	(0.2)	1.6	2.4
EBIT	682.2	(17.3)	22.4	(125.7)
Exit and disposal, and facility rationalization costs	0.5	15.5	0.9	0.2
Inventory step-up amortization and acquisition costs	24.4	—	0.1	1.9
Impairment charges	—	1.8	—	3.2
Losses (gains) from acquisitions and disposals	2.2	0.4	0.2	1.9
Losses (gains) from insurance	0.7	—	(0.3)	—
Losses (gains) from litigation	—	0.3	—	0.1
Losses on extinguishment of debt	—	—	—	—
Total non-comparable items	27.8	18.0	0.9	7.3
Adjusted EBIT	710.0	0.7	23.3	(118.4)
Depreciation	52.3	24.9	5.5	3.7
Amortization	61.7	50.2	17.6	2.0
Adjusted EBITDA	$824.0	$75.8	$46.4	$(112.7)
Divided by:
Total revenues	$3,836.7	$687.8	$285.8	$—
Adjusted EBITDA margin	21.5%	11.0%	16.2%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Consolidated Statements of Income.

	Year ended December 31, 2020
(in millions)	CCM	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$581.6	$(2.1)	$5.3	$(97.0)
Non-operating expense (income)(1)	3.8	(0.2)	(5.1)	13.2
EBIT	577.8	(1.9)	10.4	(110.2)
Exit and disposal, and facility rationalization costs	1.0	16.4	3.7	—
Inventory step-up amortization and acquisition costs	0.1	0.4	0.5	3.4
Impairment charges	—	6.0	—	—
Losses (gains) from acquisitions and disposals	7.0	—	(2.9)	(0.1)
Losses (gains) from insurance	(0.7)	—	—	—
Losses (gains) from litigation	—	—	—	—
Losses on extinguishment of debt	—	—	—	8.8
Total non-comparable items	7.4	22.8	1.3	12.1
Adjusted EBIT	585.2	20.9	11.7	(98.1)
Depreciation	48.2	25.2	5.6	3.1
Amortization	49.8	52.3	17.8	0.7
Adjusted EBITDA	$683.2	$98.4	$35.1	$(94.3)
Divided by:
Total revenues	$2,995.6	$731.6	$242.7	$—
Adjusted EBITDA margin	22.8%	13.4%	14.5%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Consolidated Statements of Income.

Outlook
Revenues
Our expectations for segment revenues in 2022 follows:

	2022 Revenue	Primary Drivers
Carlisle Construction Materials	~30% growth	•Proactive pricing measures gaining traction •Strong re-roofing demand and increasing demand for energy-efficient building products •Henry acquisition
Carlisle Interconnect Technologies	~10% growth	•Growing backlog
Carlisle Fluid Technologies	~10% growth	•Focus on product introductions and price discipline •Markets strengthening
Total Carlisle	25-30% growth
Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet stockholder return criteria, pay dividends to stockholders and return value to stockholders through share repurchases.
Capital expenditures in 2022 are expected to be approximately $150 million, which primarily includes continued investments in CCM. Planned capital expenditures for 2022 include new product and capacity expansion, business sustaining projects, and cost reduction efforts.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of the COVID-19 pandemic on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs which cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the SEC from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2021, and 2020, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2021 and 2020. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
Foreign Currency Exchange Risk
A portion of our operating cash flows are denominated in foreign currencies. As such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Chinese Renminbi, Euro, British Pound, Mexican Peso, Canadian Dollar and Japanese Yen. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected in the near term and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk of foreign currency net investments into U.S. Dollars for financial reporting.
We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $127.6 million and $93.5 million as of December 31, 2021 and 2020, respectively. The gross fair value was $2.7 million and $5.0 million as of December 31, 2021 and 2020, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $82.5 million and $63.7 million as of December 31, 2021 and 2020, respectively. The gross fair value was $0.2 million as of December 31, 2021 and 2020. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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

Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact; however, as of December 31, 2021 and 2020, we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill – CIT Medical Reporting Unit – Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market revenue multiples and EBITDA multiples from within a peer public company group. The fair value of the CIT Medical reporting unit exceeded its carrying values and, therefore, no impairment was recognized.

Given the significant judgments management makes to estimate the fair value of CIT Medical reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA margins, selection of the discount rate, and the selection of multiples applied to revenue and EBITDA required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA margins (“forecasts”), the selection of the discount rate, and the selection of comparable market revenue and EBITDA multiples for the CIT Medical reporting unit included the following procedures:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the CIT Medical reporting unit, such as controls related to management’s forecasts and the selection of discount rates and comparable market revenue and EBITDA multiples.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company and its industry, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluating the appropriateness of the Company’s selection of companies in its peer public company group.
Acquisitions – ASP Henry Holdings, Inc. – Intangible Assets – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of ASP Henry Holdings, Inc. (“Henry”) for $1,605.6 million on September 1, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including trade names of $219.3 million and customer relationships of $915.9 million. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Management estimated the fair value of the trade names using the relief from royalty method and customer relationships using the multi-period excess earnings method. The fair value determination of the trade names required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value determination of the customer relationships required management to make significant estimates and assumptions related to future revenues attributable to existing customers, future EBITDA margins and the selection of the customer attrition rate and discount rate.
We identified the purchase accounting valuations of the trade names and customer relationships for Henry as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues, future EBITDA margins, and the selection of the royalty rate, customer attrition rate, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues, future EBITDA margins, and the selection of the royalty rate, customer attrition rate, and discount rate for the trade names and customer relationships included the following:
•We tested the effectiveness of controls over the valuation of the trade names and customer relationships, including management’s controls over forecasts of future revenues, future EBITDA margins, and the selection of the royalty rate, customer attrition rate, and discount rate.
•We assessed the reasonableness of management’s forecasts of future revenues and future EBITDA margins by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) customer attrition rate by testing the mathematical accuracy of the rate used and testing the completeness and accuracy of the underlying data supporting the attrition rate assumption; (3) royalty rate by testing the mathematical accuracy of the rate and comparing it to market observations; and (4) discount rates, which included testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 17, 2022
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ASP Henry Holdings, Inc. (“Henry") which was acquired on September 1, 2021 and whose financial statements constitute approximately 27% of total assets and approximately 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of Henry.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 17, 2022

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Revenues	$4,810.3	$3,969.9	$4,484.6

Cost of goods sold	3,495.6	2,832.5	3,178.5
Selling and administrative expenses	698.2	603.2	629.8
Research and development expenses	49.9	45.4	52.2
Other operating (income) expense, net	(0.9)	1.0	(10.0)
Operating income	567.5	487.8	634.1
Interest expense, net	80.3	76.6	66.0
Loss on extinguishment of debt	—	8.8	—
Interest income	(1.2)	(4.7)	(7.9)
Other non-operating expense, net	5.9	2.9	0.9
Income from continuing operations before income taxes	482.5	404.2	575.1
Provision for income taxes	95.5	78.5	117.3
Income from continuing operations	387.0	325.7	457.8

Discontinued operations:
Income (loss) before income taxes	9.9	(8.3)	18.4
(Benefit from) provision for income taxes	(24.8)	(2.7)	3.4
Income (loss) from discontinued operations	34.7	(5.6)	15.0
Net income	$421.7	$320.1	$472.8

Basic earnings per share attributable to common shares:
Income from continuing operations	$7.35	$5.95	$8.02
Income (loss) from discontinued operations	0.66	(0.10)	0.26
Basic earnings per share	$8.01	$5.85	$8.28

Diluted earnings per share attributable to common shares:
Income from continuing operations	$7.26	$5.90	$7.93
Income (loss) from discontinued operations	0.65	(0.10)	0.26
Diluted earnings per share	$7.91	$5.80	$8.19

Average shares outstanding:
Basic	52.5	54.5	56.9
Diluted	53.2	55.0	57.5

Comprehensive income:
Net income	$421.7	$320.1	$472.8
Other comprehensive (loss) income:
Foreign currency (losses) gains	(11.9)	39.4	(2.1)
Amortization of unrecognized net periodic benefit costs, net of tax	4.1	—	(2.0)
Other, net of tax	(0.4)	(12.3)	2.1
Other comprehensive (loss) income	(8.2)	27.1	(2.0)
Comprehensive income	$413.5	$347.2	$470.8
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$324.4	$897.1
Receivables, net	814.6	554.4
Inventories, net	605.1	432.7
Contract assets	72.1	84.5
Prepaid expenses	49.9	35.8
Other current assets	284.8	60.2
Discontinued operations	—	144.6
Total current assets	2,150.9	2,209.3

Property, plant and equipment, net	759.9	672.1
Goodwill, net	2,199.0	1,641.7
Other intangible assets, net	2,008.7	960.9
Other long-term assets	128.3	107.4
Discontinued operations	—	275.0
Total assets	$7,246.8	$5,866.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$432.4	$284.5
Current portion of debt	352.0	1.1
Accrued and other current liabilities	351.2	274.6
Contract liabilities	33.9	32.5
Discontinued operations	—	53.5
Total current liabilities	1,169.5	646.2

Long-term liabilities:
Long-term debt, less current portion	2,575.4	2,080.2
Contract liabilities	250.0	235.8
Other long-term liabilities	622.4	344.6
Discontinued operations	—	21.9
Total long-term liabilities	3,447.8	2,682.5

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 52.0 and 52.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	481.5	441.7
Treasury shares, at cost (26.4 and 25.5 shares, respectively)	(2,063.2)	(1,814.4)
Accumulated other comprehensive loss	(105.2)	(97.0)
Retained earnings	4,237.7	3,928.7
Total stockholders' equity	2,629.5	2,537.7
Total liabilities and equity	$7,246.8	$5,866.4
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income	$421.7	$320.1	$472.8
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	92.1	97.4	88.4
Amortization	134.1	126.8	117.0
Lease expense	27.1	28.1	27.5
Stock-based compensation	19.4	29.9	26.1
Loss on extinguishment of debt	—	8.8	—
Deferred taxes	(5.4)	(27.0)	(8.9)
Other operating activities, net	22.7	21.9	5.4
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(206.9)	78.9	1.0
Inventories	(136.8)	16.4	(1.9)
Contract assets	13.1	13.3	(26.7)
Prepaid expenses and other assets	(34.6)	(6.6)	(3.6)
Accounts payable	85.4	(15.2)	16.5
Accrued and other current liabilities	4.6	(5.3)	5.2
Contract Liabilities	13.1	20.5	18.5
Other long-term liabilities	(27.9)	(11.3)	(34.2)
Net cash provided by operating activities	421.7	696.7	703.1

Investing activities:
Acquisitions, net of cash acquired	(1,571.3)	(35.4)	(616.4)
Proceed from sale of discontinued operation, net of cash disposed	247.7	—	—
Capital expenditures	(134.8)	(95.5)	(88.9)
Investment in securities	(30.2)	—	—
Other investing activities, net	2.2	8.3	10.4
Net cash used in investing activities	(1,486.4)	(122.6)	(694.9)

Financing activities:
Proceeds from notes	842.6	740.7	—
Repayments of notes	—	(258.5)	—
Borrowings from revolving credit facility	650.0	500.0	—
Repayments of revolving credit facility	(650.0)	(500.0)	—
Financing costs	(1.7)	(24.2)	—
Repurchases of common stock	(315.6)	(382.4)	(382.1)
Dividends paid	(112.5)	(112.4)	(102.9)
Proceeds from exercise of stock options	85.9	21.3	37.0
Withholding tax paid related to stock-based compensation	(8.5)	(8.3)	(10.4)
Other financing activities, net	(2.1)	(0.9)	(2.8)
Net cash provided by (used in) financing activities	488.1	(24.7)	(461.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.2)	1.6	0.6
Change in cash and cash equivalents	(577.8)	551.0	(452.4)
Less: change in cash and cash equivalents of discontinued operations	(5.1)	(3.6)	1.3
Cash and cash equivalents at beginning of period	897.1	342.5	796.2
Cash and cash equivalents at end of period	$324.4	$897.1	$342.5
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock Outstanding		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
	Shares	Amount				Shares	Cost
Balance as of January 1, 2019	57.9	$78.7	$391.8	$(122.1)	$3,351.4	20.5	$(1,102.4)	$2,597.4
Net income	—	—	—	—	472.8	—	—	472.8
Other comprehensive loss, net of tax	—	—	—	(2.0)	—	—	—	(2.0)
Dividends - $1.80 per share	—	—	—	—	(102.9)	—	—	(102.9)
Repurchases of common stock	(2.8)	—	—	—	—	2.8	(374.9)	(374.9)
Issuances and deferrals, net for stock-based compensation (1)	0.6	—	24.8	—	—	(0.6)	27.6	52.4
Balance as of December 31, 2019	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	320.1	—	—	320.1
Other comprehensive income, net of tax	—	—	—	27.1	—	—	—	27.1
Dividends - $2.05 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(3.1)	—	—	—	—	3.1	(382.4)	(382.4)
Issuances and deferrals, net for stock-based compensation (1)	0.3	—	25.1	—	—	(0.3)	17.7	42.8
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	421.7	—	—	421.7
Other comprehensive loss, net of tax	—	—	—	(8.2)	—	—	—	(8.2)
Dividends - $2.13 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(1.9)	—	—	—	—	1.9	(315.6)	(315.6)
Issuances and deferrals, net for stock-based compensation (1)	1.0	—	39.8	—	—	(1.0)	66.8	106.6
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
 See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1—Summary of Accounting Policies
Nature of Business
Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a diversified, global manufacturer of highly-engineered products, including innovative building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future sold through its Carlisle Construction Materials ("CCM") segment and family of leading brands, interconnect products sold in the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") segment and finishing equipment and systems sold through Carlisle Fluid Technologies ("CFT") segment. The Company markets its products to original equipment manufacturers, distributors and directly to end-users.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company has reclassified certain prior periods' amounts to conform with the current period presentation of the revenues by country tables in Note 2—Segment Information to present Middle East revenues combined with Asia, as opposed to the previous presentation combined with Africa, and to combine Canada and Mexico revenues into North America (excluding U.S.).
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Matters
The functional currency of the Company’s subsidiaries outside the United States of America ("United States" or "U.S.") is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated to the U.S. Dollar at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in other non-operating expense, net.
Discontinued Operations
The results of operations for the Company's Carlisle Brake & Friction ("CBF") segment have been classified as discontinued operations for all periods presented in the Consolidated Statements of Income. Assets and liabilities subject to the sale agreement for CBF have been classified as discontinued operations for all periods presented in the Consolidated Balance Sheets. Refer to Note 4 for additional information.
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

The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2021, is approximately 20 years.
The Company recognizes revenue over-time for certain contracts that provide for the manufacture of highly customized products with no alternative use and provide the Company the right to payment for work performed to date, including a normal margin for that effort.
Refer to Note 6 for further information on revenue recognition.
Costs to Obtain a Contract
Costs of obtaining or fulfilling a contract are recognized as expense as incurred, as the amortization period of these costs would be one year or less. These costs generally include sales commissions and are included in selling, general and administrative expenses.
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
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair-value method. Accordingly, equity-classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The requisite service period generally matches the stated vesting period of the award but may be shorter if, under the award’s terms, the award fully vests upon the employee's retirement or termination from the Company. The Company recognizes compensation cost for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, multiple awards.
Additionally, the Company accounts for liability-classified stock-based compensation cost under the fair value method, with the fair value of the award remeasured as of the date of the financial position. The Company recognizes compensation cost over the requisite service period based on the remeasured fair value of the award. The requisite service period generally matches the stated vesting period of the award but may be shorter if, under the award’s terms, the award fully vests upon the employee's retirement or termination from the Company.
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
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CIT	CFT	Corporate	Total
Balance as of December 31, 2019	$2.2	$1.6	$1.1	$0.5	$5.4
Current period provision	0.8	0.1	0.1	—	1.0
Amounts written off	(0.6)	(0.4)	(0.4)	—	(1.4)
Balance as of December 31, 2020	$2.4	$1.3	$0.8	$0.5	$5.0
Current period provision	1.1	(0.1)	0.2	—	1.2
Amounts acquired	0.3	—	—	—	0.3
Amounts written off	(0.7)	—	—	(0.5)	(1.2)
Balance as of December 31, 2021	$3.1	$1.2	$1.0	$—	$5.3
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
Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the excess. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. Effective November 1, 2021, the Company changed its indefinite-lived intangible assets impairment test from October 1 to November 1 to better align with its annual budgeting and forecasting process. For 2021, this resulted in the Company performing two separate tests as of October 1, 2021 and November 1, 2021. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. Effective November 1, 2021, the Company changed its goodwill impairment test from October 1 to November 1 to better align with its annual budgeting and forecasting process. For 2021, this resulted in the Company performing two separate tests as of October 1, 2021 and November 1, 2021. In 2021, the CIT reporting unit was bifurcated into two reporting units, CIT Aerospace, Defense and Industrial ("AD&I") and CIT Medical, to align with the segment manager's review of the business. The goodwill previously assigned to the CIT reporting unit was allocated to the new reporting units based on their relative fair values. As such, the Company determined it has four reporting units and three reportable segments. As noted above, the CBF segment and corresponding reporting unit have been classified as discontinued operations for all periods presented.
Refer to Note 12 for additional information regarding goodwill and other intangible assets.
Extended Product Warranty Reserves
The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing systems within the CCM segment. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unamortized deferred revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. Refer to Note 6 and Note 13 for additional information regarding deferred revenue and extended product warranties.
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
Derivative Instruments and Hedge Accounting
From time to time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under GAAP, the changes in fair value period-to-period, less any excluded components, are classified in accumulated other comprehensive income, until the underlying transaction being hedged impacts earnings. The excluded components are recorded in current period income. For those instruments that are designated and qualify as fair value hedges under GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating expense, net. Refer to Note 18 for a description of the Company's current derivative instrument and hedging activities.
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
Summary financial information by reportable segment follows:

(in millions)	Revenues	Operating Income (Loss)	Assets	Depreciation and Amortization	Capital Expenditures
2021
Carlisle Construction Materials	$3,836.7	$684.3	$4,310.0	$114.0	$103.1
Carlisle Interconnect Technologies	687.8	(17.5)	1,671.0	75.1	15.4
Carlisle Fluid Technologies	285.8	24.0	672.6	23.1	7.2
Segment Total	4,810.3	690.8	6,653.6	212.2	125.7
Corporate and unallocated (1)	—	(123.3)	593.2	5.7	2.4
Discontinued operations	—	—	—	8.3	6.7
Total	$4,810.3	$567.5	$7,246.8	$226.2	$134.8
2020
Carlisle Construction Materials	$2,995.6	$581.6	$2,045.3	$98.0	$52.0
Carlisle Interconnect Technologies	731.6	(2.1)	1,740.9	77.5	14.5
Carlisle Fluid Technologies	242.7	5.3	679.6	23.4	4.7
Segment Total	3,969.9	584.8	4,465.8	198.9	71.2
Corporate and unallocated (1)	—	(97.0)	981.0	3.8	14.1
Discontinued operations	—	—	419.6	21.5	10.2
Total	$3,969.9	$487.8	$5,866.4	$224.2	$95.5
2019
Carlisle Construction Materials	$3,233.3	$576.0	$2,097.8	$93.9	$30.1
Carlisle Interconnect Technologies	972.9	131.6	1,880.4	63.0	23.6
Carlisle Fluid Technologies	278.4	24.0	707.5	24.1	3.5
Segment Total	4,484.6	731.6	4,685.7	181.0	57.2
Corporate and unallocated (1)	—	(97.5)	371.3	2.7	12.6
Discontinued operations	—	—	439.0	21.7	19.1
Total	$4,484.6	$634.1	$5,496.0	$205.4	$88.9
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and other invested assets.

Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2021	December 31, 2020
United States	$650.6	$485.5
International:
Europe	118.8	105.9
Asia	36.0	31.5
Mexico	29.0	29.9
United Kingdom	27.2	22.9
Other	26.6	0.3
Total long-lived assets	$888.2	$676.0

A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2021
(in millions)	CCM	CIT	CFT	Total
United States	$3,413.3	$502.8	$123.4	$4,039.5
International:
Europe	243.9	61.8	54.1	359.8
Asia and Middle East	25.5	82.4	90.6	198.5
North America (excluding U.S.)	136.5	20.8	12.7	170.0
Africa	7.1	5.1	0.8	13.0
Other	10.4	14.9	4.2	29.5
Total international	423.4	185.0	162.4	770.8
Total revenues	$3,836.7	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CIT	CFT	Total
United States	$2,677.5	$540.9	$109.4	$3,327.8
International:
Europe	201.4	65.3	46.3	313.0
Asia and Middle East	26.1	78.5	75.9	180.5
North America (excluding U.S.)	82.0	37.1	9.8	128.9
Africa	3.4	6.4	0.6	10.4
Other	5.2	3.4	0.7	9.3
Total international	318.1	190.7	133.3	642.1
Total revenues	$2,995.6	$731.6	$242.7	$3,969.9

	2019
(in millions)	CCM	CIT	CFT	Total
United States	$2,895.5	$699.5	$124.1	$3,719.1
International:
Europe	204.2	71.7	54.8	330.7
Asia and Middle East	29.9	116.5	89.1	235.5
North America (excluding U.S.)	92.7	58.5	8.9	160.1
Africa	2.9	14.4	0.7	18.0
Other	8.1	12.3	0.8	21.2
Total international	337.8	273.4	154.3	765.5
Total revenues	$3,233.3	$972.9	$278.4	$4,484.6

Customer Information
Revenues from Beacon Roofing Supply, Inc. accounted for approximately 12.2%, 12.0% and 11.8% of the Company’s consolidated revenues during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 12.4%, 12.2% and 11.2% of the

Company's consolidated revenues during the years ended December 31, 2021, 2020 and 2019, respectively. Sales to both of these customers originate in the CCM segment. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2021, 2020 and 2019.
Note 3—Acquisitions
2021 Acquisitions
ASP Henry Holdings, Inc
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a leading provider of building envelope systems, for consideration of $1,605.6 million, including $34.3 million of cash acquired and post-closing adjustments, which were finalized in the fourth quarter of 2021. The Company funded the acquisition with borrowings from its Revolving Credit Facility (the "Facility") and cash on hand. The Company subsequently repaid the borrowings from the Facility with proceeds from its public offering of $300.0 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550.0 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 12).
Henry contributed revenues of $177.3 million and operating income of $6.3 million for the period from September 1, 2021, to December 31, 2021. Operating income for the period from September 1, 2021, to December 31, 2021, includes $2.2 million of incremental cost of goods sold related to measuring inventory at fair value, and $16.3 million and $1.4 million of amortization expense of customer relationships and acquired technology, respectively. Henry's results of operations are reported as part of the CCM segment.
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

	Unaudited Pro Forma
	Year ended December 31,
(in millions)	2021	2020
Revenues	$5,170.6	$4,435.1
Income from continuing operations	$410.7	$318.1
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $37.4 million and $55.1 million for the year ended December 31, 2021 and 2020, respectively, together with the associated tax effects. The pro forma financial information also reflects cost of goods sold related to the fair valuation of inventory described above, and $22.2 million of acquisition-related costs primarily related to professional fees, as if they occurred in 2020.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 9/1/2021		As of 12/31/2021
Total cash consideration transferred	$1,608.2	$(2.6)	$1,605.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3	—	34.3
Receivables, net	79.0	—	79.0
Inventories	59.4	(7.9)	51.5
Prepaid expenses and other current assets	10.5	(0.2)	10.3
Property, plant and equipment	53.6	8.2	61.8
Other intangible assets	735.1	446.7	1,181.8
Other long-term assets	3.6	7.7	11.3
Accounts payable	(77.9)	2.2	(75.7)
Accrued and other current liabilities	(28.7)	(0.4)	(29.1)
Short-term debt	(1.0)	—	(1.0)
Contract liabilities	(2.6)	—	(2.6)
Other long-term debt	(0.8)	—	(0.8)
Other long-term liabilities	(5.9)	(7.7)	(13.6)
Deferred income taxes	(153.4)	(111.8)	(265.2)
Total identifiable net assets	705.2	336.8	1,042.0
Goodwill	$903.0	$(339.4)	$563.6
The goodwill recognized in the acquisition of Henry is attributable to its significant supply chain efficiencies, other administrative opportunities and the strategic value of the business to Carlisle, in addition to opportunities for product line expansions. The Company acquired $81.9 million of gross contractual accounts receivable, of which $2.9 million was not expected to be collected at the date of acquisition. Goodwill of $50.9 million is tax deductible in the United States. All of the goodwill has been preliminarily assigned to the CCM reporting unit, which aligns with the CCM reportable segment.
The preliminary fair value and weighted average useful lives of the acquired intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$915.9	18
Technologies	46.5	11
Software	0.1	4
Indefinite-lived trade name	219.3	N/A
Total	$1,181.8
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $265.2 million.
2020 Acquisitions
Motion Tech Automation, LLC
On July 22, 2020, the Company acquired 100% of the equity of Motion Tech Automation, LLC for consideration of $33.3 million, including $0.3 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2020. The acquired products and services include sensors, manufacturing services, distribution services and engineering services to packaging and label, life sciences, semiconductor, fluid handling, and test and measurement customers.
For the period from July 22, 2020 to December 31, 2020, the related product lines contributed revenues of $9.9 million and an operating loss of $0.5 million to the Company's consolidated results. The results of operations of the acquired business are reported within the CIT and CFT segments.
Consideration of $16.4 million has been allocated to goodwill, $4.3 million to definite-lived intangible assets, $4.9 million to inventory, $2.7 million to accounts receivable and $1.3 million to accounts payable. In accordance with the purchase agreement, Carlisle is indemnified for up to $1.6 million, and recorded an indemnification asset of $1.5 million in other long-term assets, relating to certain pre-acquisition debt and tax withholdings liabilities. During the second quarter of 2021, the pre-acquisition debt of $1.4 million was relieved along with the corresponding indemnification asset.
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
The goodwill recognized in the acquisition of Petersen reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies and the assembled workforce to Carlisle, in addition to opportunities for product line expansions. The Company acquired $11.6 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been assigned to the CCM reporting unit, which aligns with the CCM reportable segment, and none of the goodwill is deductible for tax purposes. The $110.1 million value allocated to definite-lived intangible assets consists of $79.7 million of customer relationships with a useful life of 11 years, $27.9 million of trade names with a useful life of 17 years and various acquired technologies of $2.5 million with a useful life of 10 years. In accordance with the purchase agreement, Carlisle is indemnified for up to $5.2 million, and recorded an indemnification asset of $5.2 million in other long-term assets relating to the indemnification for pre-acquisition income tax liabilities. The Company released $2.2 million and $3.0 million of the indemnification asset related to escrow expirations in 2021 and 2020, respectively. The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities related to intangible assets of approximately $25.6 million.
MicroConnex Corporation
On April 1, 2019, the Company acquired 100% of the equity of MicroConnex Corporation for cash consideration of $46.2 million, including $0.8 million of cash acquired and post-closing adjustments, which were finalized in the third quarter of 2019. The acquired product lines include highly engineered microminiature flex circuits and sensors for the medical and test and measurement markets.
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
Prior Acquisition Matters
Accella Holdings LLC
In conjunction with the November 2017 acquisition of Accella Holdings LLC, the parent company to Accella Performance Materials Inc., the Company recorded an indemnification asset of $15.6 million for certain pre-acquisition liabilities, principally related to direct and indirect tax uncertainties. During 2021, 2020 and 2019, $0.8 million, $4.7 million and $1.9 million, respectively, of the tax uncertainties were resolved, resulting in the reversal of the related indemnification assets and corresponding liabilities. During 2021, the Company released the remaining $1.4 million of the indemnification asset related to escrow expirations.
Note 4—Discontinued Operations
On August 2, 2021, the Company completed the sale of the Carlisle Brake & Friction ("CBF") segment for gross proceeds of (i) $250 million at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. Accordingly, the Company has recorded a receivable of $125 million in other current assets on the Consolidated Balance Sheets, which the Company expects to collect in the first half of 2022. The sale of CBF is consistent with the Company's optimization strategy, as laid out in Vision 2025.

A summary of the results from discontinued operations included in the Consolidated Statements of Income and Comprehensive Income follows:

	2021
(in millions)	CBF	Other	Total
Revenue	$219.7	$—	$219.7

Cost of goods sold	171.3	—	171.3
Other operating expenses, net	30.1	0.2	30.3
Operating income	18.3	(0.2)	18.1
Other non-operating expense, net	0.2	—	0.2
Income (loss) from discontinued operations before income taxes and loss on sale	18.1	(0.2)	17.9
Loss on sale of discontinued operations	8.0	—	8.0
Income (loss) from discontinued operations before income taxes	10.1	(0.2)	9.9
Benefit from income taxes	(24.8)	—	(24.8)
Income (loss) from discontinued operations	$34.9	$(0.2)	$34.7

	2020
(in millions)	CBF	Other	Total
Revenue	$275.3	$—	$275.3

Cost of goods sold	230.3	—	230.3
Other operating expenses, net	49.2	5.4	54.6
Operating loss	(4.2)	(5.4)	(9.6)
Other non-operating income, net	(1.3)	—	(1.3)
Loss from discontinued operations before income taxes	(2.9)	(5.4)	(8.3)
Benefit from income taxes	(1.4)	(1.3)	(2.7)
Loss from discontinued operations	$(1.5)	$(4.1)	$(5.6)

	2019
(in millions)	CBF	Other	Total
Revenue	$327.0	$—	$327.0

Cost of goods sold	261.4	—	261.4
Other operating expenses, net	45.5	1.8	47.3
Operating income (loss)	20.1	(1.8)	18.3
Other non-operating income, net	(0.1)	—	(0.1)
Income (loss) from discontinued operations before income taxes	20.2	(1.8)	18.4
Provision for (benefit from) income taxes	4.3	(0.9)	3.4
Income (loss) from discontinued operations	$15.9	$(0.9)	$15.0

A summary of the carrying amounts of major assets and liabilities, which were classified as held for sale in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2020
ASSETS
Cash and cash equivalents	$5.1
Receivables, net	58.3
Inventories	70.8
Prepaid other current assets	10.4
Total current assets	144.6

Property, plant, and equipment, net	102.0
Goodwill, net	96.5
Other intangible assets, net	73.9
Other long-term assets	2.6
Total long-term assets	$275.0

LIABILITIES
Accounts payable	$33.1
Accrued liabilities and other	20.4
Total current liabilities	53.5

Other long-term liabilities	21.9
Total long-term liabilities	$21.9
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

(in millions)	2021	2020	2019
Net cash provided by operating activities	$8.1	$38.0	$16.9
Net cash provided by (used in) investing activities	241.0	(9.6)	(18.3)
Net cash (used in) provided by financing activities(1)	(254.2)	(32.0)	2.7
Change in cash and cash equivalents from discontinued operations	(5.1)	(3.6)	1.3
Cash and cash equivalents from discontinued operations at beginning of period	5.1	8.7	7.4
Cash and cash equivalents from discontinued operations at end of period	$—	$5.1	$8.7
(1)Represents (repayments) or borrowings from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions except per share amounts)	2021	2020	2019
Income from continuing operations	$387.0	$325.7	$457.8
Less: dividends declared	(112.7)	(112.7)	(102.9)
Undistributed earnings	274.3	213.0	354.9
Percent allocated to common stockholders (1)	99.7%	99.7%	99.7%
	273.5	212.4	353.8
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	112.4	112.2	102.7
Income from continuing operations attributable to common stockholders	$385.9	$324.6	$456.5

Shares:
Basic weighted-average shares outstanding	52.5	54.5	56.9
Effect of dilutive securities:
Performance awards	0.2	0.3	0.2
Stock options	0.5	0.2	0.4
Diluted weighted-average shares outstanding	53.2	55.0	57.5

Per share income from continuing operations attributable to common shares:
Basic	$7.35	$5.95	$8.02
Diluted	$7.26	$5.90	$7.93

(1) Basic weighted-average shares outstanding	52.5	54.5	56.9
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	52.6	54.7	57.1
Percent allocated to common stockholders	99.7%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions)	2021	2020	2019
Income (loss) from discontinued operations attributable to common stockholders for basic and dilutive earnings per share	$34.6	$(5.6)	$15.0
Net income attributable to common stockholders for basic and diluted earnings per share	$420.5	$319.0	$471.5
Anti-dilutive stock options excluded from earnings per share calculation (1)	0.1	0.3	—
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

	2021
(in millions)	CCM	CIT	CFT	Total
Products transferred at a point in time	$3,812.1	$443.7	$281.1	$4,536.9
Products and services transferred over time	24.6	244.1	4.7	273.4
Total revenues	$3,836.7	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CIT	CFT	Total
Products transferred at a point in time	$2,972.2	$422.9	$240.4	$3,635.5
Products and services transferred over time	23.4	308.7	2.3	334.4
Total revenues	$2,995.6	$731.6	$242.7	$3,969.9

	2019
(in millions)	CCM	CIT	CFT	Total
Products transferred at a point in time	$3,211.1	$531.7	$278.4	$4,021.2
Products and services transferred over time	22.2	441.2	—	463.4
Total revenues	$3,233.3	$972.9	$278.4	$4,484.6

Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021 follows:

(in millions)	2022	2023	2024	2025	2026	Thereafter
Extended service warranties	$23.8	$22.6	$21.5	$20.6	$19.6	$165.2
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

(in millions)	2021	2020	2019
Balance as of January 1	$268.3	$247.4	$227.4
Revenue recognized	(71.9)	(68.4)	(69.1)
Revenue deferred	84.9	89.3	87.6
Acquired liabilities	2.6	—	1.5
Balance as of December 31	$283.9	$268.3	$247.4
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT and CFT segments. Accounts receivable are recorded when the right to payment becomes unconditional, which generally occurs over twelve months or less. A summary of the change in contract assets follows:

(in millions)	2021	2020	2019
Balance as of January 1	$84.5	$100.5	$44.7
Balance as of December 31	72.1	84.5	100.5
Change in contract assets	$(12.4)	$(16.0)	$55.8
The change in contract assets for the year ended December 31, 2021, primarily reflects the recognition of revenue exceeding billings of $13.1 million, partially offset by currency translation and other of $0.7 million. The change in contract assets for the year ended December 31, 2020, primarily reflects the recognition of revenue exceeding billings of $13.3 million and measurement period adjustments net of acquired contract assets, of $3.3 million, partially offset by currency translation and other of $0.6 million. The change in contract assets for the year ended

December 31, 2019, primarily reflects acquired contract assets of $29.1 million and excess billings over recognized revenue of $26.7 million.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2021
(in millions)	CCM	CIT	CFT	Total
General construction	$3,619.8	$—	$—	$3,619.8
Aerospace	—	302.5	—	302.5
Medical	—	244.5	—	244.5
Transportation	—	—	145.8	145.8
Heavy equipment	97.6	—	—	97.6
General industrial and other	119.3	140.8	140.0	400.1
Total revenues	$3,836.7	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CIT	CFT	Total
General construction	$2,839.0	$—	$—	$2,839.0
Aerospace	—	348.1	—	348.1
Medical	—	222.7	—	222.7
Transportation	—	—	132.4	132.4
Heavy equipment	69.8	—	—	69.8
General industrial and other	86.8	160.8	110.3	357.9
Total revenues	$2,995.6	$731.6	$242.7	$3,969.9

	2019
(in millions)	CCM	CIT	CFT	Total
General construction	$3,035.6	$—	$—	$3,035.6
Aerospace	—	641.4	—	641.4
Medical	—	162.3	—	162.3
Transportation	—	—	152.2	152.2
Heavy equipment	100.2	—	—	100.2
General industrial and other	97.5	169.2	126.2	392.9
Total revenues	$3,233.3	$972.9	$278.4	$4,484.6

Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program (the “Program”) for executives, certain other employees of the Company and its operating segments and subsidiaries and the Company’s non-employee directors. Members of the Company's Board of Directors (the "Board") who receive stock-based compensation are treated as employees for accounting purposes. The Program was approved by the Company's stockholders on May 6, 2015. The Program allows for up to 4.2 million awards to eligible employees of stock options, restricted stock, stock appreciation rights, performance shares and units or other awards based on Company common stock. As of December 31, 2021, 1.1 million shares were available for grant under the Program.
During the year ended December 31, 2021, the Company awarded 362 thousand stock options, 72 thousand restricted stock awards and 54 thousand performance share awards as part of the Program with an aggregate grant-date fair value of approximately $34.5 million to be recognized over the requisite service period for each award.

Stock-based compensation cost by award type follows:

(in millions)	2021	2020	2019
Stock option awards	$9.5	$10.4	$9.9
Restricted stock awards	7.3	8.6	6.9
Performance share awards	7.7	7.4	5.5
Restricted stock units	—	1.4	1.3
Stock appreciation rights	9.0	2.4	7.1
Total stock-based compensation cost incurred	33.5	30.2	30.7
Capitalized cost during the period	(9.3)	(3.5)	(9.0)
Amortization of capitalized cost during the period	14.3	1.2	6.7
Total stock-based compensation expense	$38.5	$27.9	$28.4
Income tax benefit	$25.2	$8.8	$11.9
In 2018, the Board authorized a grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $9.5 million, $4.0 million and $9.8 million to stock-based compensation costs for the years ended December 31, 2021, 2020 and 2019, respectively. No compensation cost was capitalized to inventory as of December 31, 2021. Compensation cost of $4.9 million was capitalized as inventory as of December 31, 2020. Inventory is recognized in costs of goods sold when that related inventory is sold.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost from continuing operations related to stock options of $5.6 million as of December 31, 2021, is to be recognized over a weighted-average period of 1.5 years.
The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock options. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts)	2021	2020	2019
Expected dividend yield	1.4%	1.3%	1.6%
Expected term (in years)	4.9	4.8	4.9
Expected volatility	28.7%	21.9%	21.3%
Risk-free interest rate	0.4%	1.4%	2.5%
Weighted-average grant date fair value (per share)	$32.51	$29.29	$21.07
Fair value of options granted	$11.8	$11.6	$9.7
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

A summary of stock options outstanding and activity follows:

	Number of Units (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	1,826	$114.03
Options granted	362	152.37
Options exercised	(826)	103.82
Options forfeited / expired	(92)	136.83
Outstanding as of December 31, 2021	1,270	129.32	7.2	$150.9
Vested and exercisable as of December 31, 2021	652	113.90	6.0	$87.4
Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2021	2020	2019
Intrinsic value of options exercised	$72.8	$11.9	$25.4
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost from continuing operations related to restricted stock of $8.0 million as of December 31, 2021, is to be recognized over a weighted-average period of 1.8 years.
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	166	$122.88
Shares granted	72	154.23
Shares vested	(72)	113.35
Shares forfeited	(11)	138.96
Outstanding as of December 31, 2021	155	141.32	1.0	$38.4
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2021	2020	2019
Weighted-average grant date fair value (per share)	$154.23	$147.78	$112.70
Intrinsic value of restricted stock exercised	11.8	9.6	5.6
Performance Share Awards
Performance shares are granted for a three-year performance period, after which the actual number of performance shares earned by an employee is determined by the Company's attainment of a management objective which is based on the Company’s relative total stockholder return versus the S&P Midcap 400 Index® over a the three-year time period. Unrecognized compensation cost from continuing operations related to performance share awards of $8.8 million as of December 31, 2021, is to be recognized over a weighted-average period of 1.8 years.
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

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	136	$170.34
Awards granted	54	213.13
Awards vested	(85)	141.70
Awards converted	41	141.70
Awards forfeited	(8)	198.93
Outstanding as of December 31, 2021	138	196.15	1.0	$34.1
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2021	2020	2019
Weighted-average grant date fair value (per share)	$213.13	$222.50	$149.27
Intrinsic value of performance share awards exercised	13.3	12.9	5.0
Restricted Stock Units
Up to and including February 4, 2020, restricted stock units were awarded to eligible directors which are fully vested and expensed upon grant date. The restricted stock units are paid in shares of Company common stock after the director ceases to serve as a member of the Board, or if earlier, upon a change in control of the Company. Effective May 6, 2020, eligible directors are no longer issued restricted stock units, but instead are awarded restricted stock awards that vest on the earlier of (i) one year from the date of grant; (ii) the director’s retirement from the Board upon reaching age 72 or after completing 18 consecutive years of service on the Board; or (iii) a change in control of the Company.
Additional information related to restricted stock unit activity during the years ended December 31 follows:

(in thousands, except per share amounts)	2020	2019
Restricted stock units granted	8	12
Weighted-average grant date fair value (per share) (1)	$161.41	$110.79
(1)Restricted stock units' fair value is based on the closing market price of the stock on the respective dates of the grants.
Stock Appreciation Rights
Stock appreciation rights issued under the 2018 one-time grant discussed above, vested on May 2, 2021 and were settled in cash for $22.2 million.
A summary of stock appreciation awards outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	281	$106.85
Awards exercised	(262)	106.85
Awards forfeited	(19)	106.85
Outstanding as of December 31, 2021	—	—	N/A	$—
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer an aggregate of 84 thousand shares of Company common stock as of December 31, 2021 and 2020. Company stock held for future issuance of vested awards is classified as additional paid in capital in the Consolidated Balance Sheets and is recorded at vest date fair value. Such deferred shares are included in basic earnings per share.

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
CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take a remaining 12 to 15 months to complete. During the year ended December 31, 2021, exit and disposal costs totaled $1.5 million, primarily for employee termination benefit costs, facility cleanup costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $4.6 million, with approximately $3.1 million costs remaining to be incurred, primarily in 2022.
During the third quarter of 2020, the Company initiated plans to exit its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic ("COVID-19"). Select operations are being relocated to existing facilities primarily in North America. The project is substantially complete with cumulative exit and disposal costs of $14.2 million, primarily for employee termination benefit costs and inventory write-offs, recognized through December 31, 2021.
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
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	2021	2020	2019
Accelerated depreciation and impairments	$6.8	$0.6	$0.2
Employee severance and benefit arrangements	6.7	13.9	7.3
Relocation costs	0.9	0.3	0.9
Facility cleanup costs	(0.5)	2.5	—
Other restructuring costs	3.7	1.7	3.1
Total exit and disposal costs	$17.6	$19.0	$11.5
The Company's exit and disposal costs by segment follows:

(in millions)	2021	2020	2019
Carlisle Interconnect Technologies	$13.2	$14.3	$8.5
Corporate	3.4	—	—
Carlisle Fluid Technologies	0.6	3.7	2.7
Carlisle Construction Materials	0.4	1.0	0.3
Total exit and disposal costs	$17.6	$19.0	$11.5

The Company's exit and disposal costs by financial statement line item follows:

(in millions)	2021	2020	2019
Cost of goods sold	$9.7	$12.4	$5.0
Selling and administrative expenses	4.5	5.9	5.6
Research and development expenses	0.2	0.3	0.1
Other operating expense, net	3.2	0.4	0.8
Total exit and disposal costs	$17.6	$19.0	$11.5
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2020	$6.1
Charges	17.6
Settlements	(17.2)
Balance as of December 31, 2021	$6.5
The liability of $6.5 million as of December 31, 2021, primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2021	2020	2019
Continuing operations:
U.S. domestic	$417.3	$353.3	$487.3
Foreign	65.2	50.9	87.8
Income from continuing operations before income taxes	482.5	404.2	575.1

Discontinued operations:
U.S. domestic	(117.2)	(21.8)	(4.4)
Foreign	127.1	13.5	22.8
Income from discontinued operations before income taxes	9.9	(8.3)	18.4

Total income before income taxes	$492.4	$395.9	$593.5
The provision for income taxes from continuing operations consists of the following:

(in millions)	2021	2020	2019
Current provision:
Federal and State	$74.7	$86.0	$108.5
Foreign	22.8	18.6	17.7
Total current provision	97.5	104.6	126.2

Deferred provision (benefit):
Federal and State	7.2	(14.8)	(7.3)
Foreign	(9.2)	(11.3)	(1.6)
Total deferred benefit	(2.0)	(26.1)	(8.9)

Total provision for income taxes	$95.5	$78.5	$117.3

Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions)	2021	2020	2019
Taxes at U.S. statutory rate	$101.3	$84.9	$120.8
State and local taxes, net of federal income tax benefit	14.8	11.5	16.2
Foreign earnings taxed at different rates	0.3	1.7	(1.6)
Equity compensation windfall	(13.7)	(2.1)	(4.4)
Change in unrecognized tax benefit	(10.0)	(11.5)	(3.1)
Return to provision adjustments	0.7	(2.5)	(7.3)
Tax credits	(4.7)	(4.3)	(4.5)
Other, net	6.8	0.8	1.2
Provision for income taxes	$95.5	$78.5	$117.3
Effective income tax rate on continuing operations	19.8%	19.4%	20.4%
Cash payments for income taxes, net of refunds, were $132.8 million, $116.6 million and $113.0 million, in 2021, 2020 and 2019, respectively.
Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2021	December 31, 2020
Employee benefits	$35.3	$37.3
Federal tax carryforwards	34.5	3.3
Deferred revenue	27.2	24.4
Lease liabilities	19.1	14.3
Deferred state tax attributes	17.6	6.6
Inventory reserves	6.9	6.4
Warranty reserves	4.9	5.4
Foreign tax carryforwards	6.7	5.3
Allowance for credit losses	4.4	3.1
Other, net	9.9	8.1
Gross deferred assets	166.5	114.2
Valuation allowances	(29.7)	(7.1)
Deferred tax assets after valuation allowances	136.8	107.1

Intangibles	(458.1)	(189.6)
Property, plant and equipment	(60.7)	(52.5)
Right of use assets	(17.5)	(12.9)
Undistributed foreign earnings	(10.4)	(4.6)
Gross deferred liabilities	(546.7)	(259.6)

Net deferred tax liabilities	$(409.9)	$(152.5)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2021	December 31, 2020
Other long-term assets	$0.4	$3.5
Other long-term liabilities	(410.3)	(156.0)
Net deferred tax liabilities	$(409.9)	$(152.5)

Valuation Allowances
As of December 31, 2021, the Company had $16.6 million deferred tax assets related to net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. The Company believes that these attributes will be fully utilized and has therefore not established a valuation allowance. As of December 31, 2021, the Company had foreign tax credit carryforwards for U.S. federal tax purposes of $18.0 million, which begin to expire in 2025. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance. As of December 31, 2021, the Company also had a deferred tax asset for state carryforward attributes of approximately $15.0 million (expiring 2023 through 2040), comprised of NOL, credit, and capital loss carryforwards. The Company believes that it is likely that the capital losses and certain of the state NOLs will expire unused and therefore has established a valuation allowance of approximately $7.5 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to carryforwards in foreign jurisdictions of approximately $6.7 million, comprised of NOL and interest expense carryforwards, which begin to expire in 2022. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $4.3 million.
Undistributed Foreign Earnings
The Company has determined that an amount approximately equal to foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $10.4 million. It is not practicable to calculate deferred tax balances on other basis differences.
Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2021	2020	2019
Balance as of January 1	$24.3	$35.7	$27.1
Additions based on tax positions related to current year	1.4	0.4	0.3
Reductions due to statute of limitations	(9.1)	(10.8)	(4.8)
Adjustments related to acquired uncertain tax positions	—	(0.8)	11.6
Adjustments for tax positions of prior years	(0.2)	—	1.8
Reductions due to settlements	—	—	(0.1)
Adjustments due to foreign exchange rates	(0.2)	(0.2)	(0.2)
Balance as of December 31	$16.2	$24.3	$35.7
If the unrecognized tax benefits as of December 31, 2021, were to be recognized, approximately $19.1 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending 2021, 2020 and 2019 were $7.3 million, $7.9 million and $8.9 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company participates in the IRS compliance assurance program and is currently up to date.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2015. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2009. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, the Company believes that within the next 12 months it is reasonably possible that previously unrecognized tax benefits could decrease by approximately $2.0 million to $4.0 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.
Note 10—Inventories, net

(in millions)	December 31, 2021	December 31, 2020
Raw materials	$288.0	$168.2
Work-in-process	76.2	67.4
Finished goods	271.0	225.8
Reserves	(30.1)	(28.7)
Inventories, net	$605.1	$432.7
Note 11—Property, Plant and Equipment, net

(in millions)	December 31, 2021	December 31, 2020
Land	$71.3	$64.5
Buildings and leasehold improvements	467.6	443.4
Machinery and equipment	854.8	798.4
Projects in progress	112.5	54.7
Property, plant and equipment, gross	1,506.2	1,361.0
Accumulated depreciation	(746.3)	(688.9)
Property, plant and equipment, net	$759.9	$672.1
Capitalized interest totaled $1.5 million, $1.3 million and $1.2 million for 2021, 2020 and 2019, respectively.
Note 12—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by reportable segment follows:

(in millions)	CCM	CIT	CFT	Total
Net balance as of December 31, 2019	$597.1	$835.2	$187.5	$1,619.8
Goodwill acquired during year (1), (2)	12.5	2.8	2.8	18.1
Measurement period adjustments	—	(2.3)	—	(2.3)
Currency translation and other	3.4	(0.1)	2.8	6.1
Net balance as of December 31, 2020	$613.0	$835.6	$193.1	$1,641.7
Goodwill acquired during year (1), (2)	903.0	—	—	903.0
Measurement period adjustments	(339.4)	—	(0.2)	(339.6)
Currency translation and other	(4.0)	(0.4)	(1.7)	(6.1)
Net balance as of December 31, 2021	$1,172.6	$835.2	$191.2	$2,199.0
(1)See Note 3 for further information on goodwill resulting from recent acquisitions.
(2)In addition to the acquisitions disclosed in Note 3, the Company acquired one business for an aggregate purchase price of $3.2 million during 2020.

Other Intangible Assets, net

	December 31, 2021			December 31, 2020
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,906.8	$(479.5)	$1,427.3	$1,000.7	$(393.7)	$607.0
Technology and intellectual property	305.3	(198.6)	106.7	263.0	(172.6)	90.4
Trade names and other	124.4	(63.8)	60.6	115.6	(48.7)	66.9
Assets not subject to amortization:
Trade names	414.1	—	414.1	196.6	—	196.6
Other intangible assets, net	$2,750.6	$(741.9)	$2,008.7	$1,575.9	$(615.0)	$960.9
The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2021, follows (in years):

Customer relationships	14.2
Technology and intellectual property	7.9
Trade names and other	10.3
Total assets subject to amortization	13.6

Intangible assets subject to amortization as of December 31, 2021, will be amortized as follows:

(in millions)	2022	2023	2024	2025	2026	Thereafter
Estimated future amortization expense	$150.9	$145.7	$136.7	$135.2	$86.8	$939.3
The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2021	December 31, 2020
Carlisle Construction Materials	$1,422.6	$300.9
Carlisle Interconnect Technologies	335.0	384.8
Carlisle Fluid Technologies	242.9	261.3
Corporate	8.2	13.9
Total	$2,008.7	$960.9

Note 13—Accrued and Other Current Liabilities

(in millions)	December 31, 2021	December 31, 2020
Compensation and benefits	$136.2	$97.5
Customer incentives	97.9	68.0
Standard product warranties	26.8	30.0
Income and other accrued taxes	19.4	14.0
Other accrued liabilities	70.9	65.1
Accrued and other current liabilities	$351.2	$274.6

Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies, and fluid technologies. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	2021	2020
Balance as of January 1	$30.0	$28.7
Provision	9.1	14.7
Claims	(11.7)	(14.1)
Foreign exchange	(0.6)	0.7
Balance as of December 31	$26.8	$30.0

Note 14—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
2.20% Notes due 2032	$550.0	$—	$529.7	$—
2.75% Notes due 2030	750.0	750.0	764.6	804.8
3.75% Notes due 2027	600.0	600.0	645.8	679.3
3.5% Notes due 2024	400.0	400.0	419.8	438.3
0.55% Notes due 2023	300.0	—	297.5	—
3.75% Notes due 2022	350.0	350.0	356.2	366.9
Unamortized discount, debt issuance costs and other	(22.6)	(18.7)
Total long term-debt	2,927.4	2,081.3
Less: current portion of debt	352.0	1.1
Long term-debt, less current portion	$2,575.4	$2,080.2
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.
2.20% Notes Due 2032
On September 28, 2021, the Company completed a public offering of $550.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 2.20% due March 1, 2032 (the “2032 Notes”). The 2032 Notes were issued at a discount of $4.8 million, resulting in proceeds to the Company of $545.2 million. The Company incurred costs to issue the 2032 Notes of approximately $1.1 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2032 Notes. Interest is payable each March 1 and September 1, commencing March 1, 2022.
2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected net within long-term debt on the Consolidated Balance Sheets and the loss on treasury locks of $16.4 million is reflected in accumulated other comprehensive income on the Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1.
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
0.55% Notes Due 2023
On September 28, 2021, the Company completed a public offering of $300.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 0.55% due September 1, 2023 (the “2023 Notes”) and callable beginning on September 1, 2022. The 2023 Notes were issued at a discount of $2.6 million, resulting in proceeds to the Company of $297.4 million. The Company incurred costs to issue the 2023 Notes of approximately $0.6 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2023 Notes. Interest is payable each March 1 and September 1, commencing March 1, 2022.
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
Notes Terms and Redemption Features
The 2032, 2030, 2027, 2024, 2023 and 2022 Notes (collectively, the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
2.20% Notes due 2032	December 1, 2031	20 basis points
2.75% Notes due 2030	December 1, 2029	20 basis points
3.75% Notes due 2027	September 1, 2027	25 basis points
3.5% Notes due 2024	October 1, 2024	20 basis points
0.55% Notes due 2023	September 1, 2022	7.5 basis points
3.75% Notes due 2022	August 15, 2022	35 basis points
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

Revolving Credit Facility
On February 5, 2020, the Company entered into the Company's Fourth Amended and Restated Credit Agreement (the “Amendment”) administered by JPMorgan Chase Bank, N.A. to, among other things, extend the maturity date of the Facility (as defined below) from February 21, 2022, to February 5, 2025. During the first quarter of 2020, the Company incurred $1.3 million of financing costs to finalize the Amendment, which are recognized ratably over the extended maturity date of the Facility.
Additionally, on September 14, 2021, the Company entered into a first amendment to the Amendment (as amended, the "Facility") to, among other things, revise the referenced benchmark interest rates to provide for a successor interest rate to LIBOR due to the cessation of certain LIBOR rates as of December 31, 2021.
The Facility provides for borrowings of up to $1.0 billion and has a feature that allows the Company to increase availability, at its option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Facility the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million.
The Facility provides for variable interest pricing based on the credit rating of the unsecured senior unsecured bank debt or other unsecured senior debt. The Facility is also subject to fees based on applicable rates as defined in the agreement and the aggregate commitment, regardless of usage. The Facility requires the Company to meet various restrictive covenants and limitations including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries.
As of December 31, 2021, the Company had no borrowings and $1.0 billion available under the Facility. During 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.125%. During 2020, borrowings and repayments under the Facility totaled $500.0 million with a weighted average interest rate of 1.9%.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2021 and 2020.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2021, and 2020, the Company had $18.9 million and $25.2 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $91.1 million was available as of December 31, 2021.
Interest Payments
Cash payments for interest were $71.9 million, $66.2 million and $63.7 million in 2021, 2020 and 2019, respectively.
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

The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	December 31, 2021	December 31, 2020
Discount rate	2.5%	2.1%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2021	2020	2019
Discount rate	2.2%	3.0%	4.1%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.6%	6.6%	6.3%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2021, 2020 and 2019.
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
A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2021	2020
Funded status
Projected benefit obligation
Balance as of January 1	$186.4	$178.9
Change in benefit obligation:
Service cost	3.0	3.0
Interest cost	2.8	4.5
Actuarial (gains) loss	(7.9)	14.5
Benefits paid	(14.3)	(14.5)
Balance as of December 31	$170.0	$186.4
Fair value of plan assets
Balance as of January 1	$162.4	$156.5
Change in plan assets:
Actual (loss) return on plan assets	(0.4)	18.9
Company contributions	1.5	1.5
Benefits paid	(14.3)	(14.5)
Balance as of December 31	$149.2	$162.4

Unfunded status as of December 31	$(20.8)	$(24.0)

Accumulated benefit obligation as of December 31	$169.7	$185.2
The Company’s projected benefit obligation includes approximately $21.3 million and $23.4 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2021 and 2020, respectively. The Company’s accumulated benefit obligation includes approximately $21.1 million and $22.2 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2021 and 2020, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2021	December 31, 2020
Long-term assets	$0.5	$—
Current liabilities	(1.5)	(1.5)
Long-term liabilities	(19.8)	(22.5)
Net pension liabilities	$(20.8)	$(24.0)
The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2021	December 31, 2020
Unrecognized actuarial losses (gross)	$46.7	$52.4
Unrecognized actuarial losses (net of tax)	37.5	42.3
Unrecognized prior service costs (gross)	0.4	0.5
Unrecognized prior service costs (net of tax)	0.3	0.4
The components of net periodic benefit cost follows:

(in millions)	2021	2020	2019
Service cost	$3.0	$3.0	$2.8
Interest cost	2.8	4.5	6.1
Expected return on plan assets	(9.7)	(9.8)	(9.7)
Amortization of unrecognized net loss	6.2	5.1	3.1
Amortization of unrecognized prior service credit	0.1	0.2	0.2
Settlement expense	1.7	—	—
Net periodic benefit cost	$4.1	$3.0	$2.5
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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2021	December 31, 2020
Cash	$0.6	$0.6
U.S. treasury bonds	22.7	21.0
Mutual funds:
Equity mutual funds (1)	15.2	19.0
Fixed income mutual funds (2)	110.7	121.8
Total	$149.2	$162.4
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
The Company made contributions of $1.5 million during 2021 and 2020, which pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2021 and 2020. During 2022, the Company expects to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans. In light of the plans’ funded status, the Company does not expect to make discretionary contributions to its pension plans in 2022.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2021, follows:

(in millions)	2022	2023	2024	2025	2026	2027-2031
Estimated benefit payments	$13.9	$13.6	$13.5	$13.7	$12.8	$57.0
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $16.9 million in 2021 and 2020, and $16.6 million and 2019.
Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Common shares held	0.7	0.8	0.9
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
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under the Deferred Compensation Plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2021, and 2020, the Company had $5.7 million and $6.6 million of cash, respectively, and $8.1 million and $7.7 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e. Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	December 31, 2021	December 31, 2020
Other current assets	$1.5	$—
Other long-term assets	3.8	4.9
Total recovery receivable	$5.3	$4.9

Accrued and other current liabilities	$2.4	$4.2
Other long-term liabilities	16.4	18.8
Total workers' compensation liability	$18.8	$23.0

Note 16—Other Long-Term Liabilities

(in millions)	December 31, 2021	December 31, 2020
Deferred taxes and other tax liabilities(1)	$433.8	$188.6
Operating lease liabilities(2)	64.4	53.1
Deferred compensation(3)	22.6	22.1
Pension and other post-retirement obligations(3)	23.8	26.3
Long-term workers' compensation(3)	16.4	18.8
Other	61.4	35.7
Other long-term liabilities	$622.4	$344.6
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
Note 17—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 13 years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 20 years or more. The components of lease cost follow:

(in millions)	2021	2020	2019
Operating lease cost	$26.3	$26.8	$24.9
Variable lease cost	5.2	2.7	3.7
Short-term lease cost	5.0	3.9	2.7
Total lease cost	$36.5	$33.4	$31.3
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets(1)	$81.4	$68.3
Liabilities:
Operating lease liabilities - current(2)	24.0	21.5
Operating lease liabilities - long-term(3)	64.4	53.1
Total lease liabilities	$88.4	$74.6
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.
Maturity of lease liabilities as of December 31, 2021, follow:

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments	$25.9	$19.3	$14.8	$10.9	$6.9	$20.0	$97.8
Less: imputed interest							(9.4)
Total lease liabilities							$88.4
Lease Term and Discount Rate

	December 31, 2021	December 31, 2020
Operating leases:
Weighted-average remaining lease term (in years)	5.7	5.9
Weighted-average discount rate	2.8%	3.3%

Supplemental Cash Flow Information

(in millions)	2021	2020	2019
Operating lease liabilities - cash paid	$24.3	$24.0	$22.4
Operating lease liabilities - right-of-use assets obtained	39.0	17.2	95.5	(1)
(1)Includes $64.6 million related to the adoption of ASC 842.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2021, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to Note 1 for the Company’s accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may recognize expenses for indemnity and defense costs in particular periods if and when it becomes probable that such costs will not be covered by insurance.
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of December 31, 2021, the Company believes such liabilities are not material to the Company’s financial position, results of operations, or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
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
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2021		December 31, 2020
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$2.7	$127.6	$5.0	$93.5
Non-designated hedges	0.2	82.5	0.2	63.7
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Derivative contracts	Total
Balance as of January 1, 2020	$(40.5)	$(82.5)	$(1.1)	$(124.1)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(5.3)	39.4	(10.3)	23.8
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5.3	—	(2.0)	3.3
Other comprehensive income (loss)	—	39.4	(12.3)	27.1
Balance as of December 31, 2020	(40.5)	(43.1)	(13.4)	(97.0)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(0.6)	(11.9)	6.2	(6.3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4.7	—	(6.6)	(1.9)
Other comprehensive income (loss)	4.1	(11.9)	(0.4)	(8.2)
Balance as of December 31, 2021	$(36.4)	$(55.0)	$(13.8)	$(105.2)
(1)The accrued post-retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. See Note 15 for additional pension discussion.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of December 31, 2021, the Company had $30.3 million of investment grade bonds. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows. The Company did not have any investment securities as of December 31, 2020.
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

Note 19—Subsequent Events
On February 1, 2022, the Company acquired MBTechnology, Inc., ("MBT") for approximately $24.0 million in cash, subject to post-closing adjustments. MBT a leading manufacturer of energy-efficient, styrene-butadiene-styrene modified bitumen roofing and underlayment systems for residential and commercial applications. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of ASP Henry Holdings, Inc. ("Henry") on September 1, 2021. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Henry, which represented approximately 27% of total assets as of December 31, 2021, and approximately 4% of revenues for the year then ended.
The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal control over financial reporting is included in Item 8.
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

Name	Age	Position with Company	Period of Service
D. Christian Koch	56	Chairman of the Board since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
John E. Berlin	60	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Kelly P. Kamienski	39	Vice President, Controller since February 2021; Director of Technical Accounting, Financial Reporting and Controls from June 2016 to February 2021.	June 2016 to date
Robert M. Roche	54	Vice President, Chief Financial Officer since February 2017; Senior Vice President, Business Finance, Tyco International from August 2014 to February 2017, Chief Operating Officer & Senior Vice President, Business Finance, Tyco International from December 2014 to August 2015, and Senior Vice President, Audit, Tyco International from January 2013 to August 2014.	February 2017 to date
Scott C. Selbach	66	Vice President, Secretary and General Counsel since May 2018; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Nicholas J. Shears	62	President since May 2019; Interim President from September 2018 to May 2019; Executive Vice President, Sales & Marketing from January 2017 to September 2018; Vice President, Sales & Marketing from October 1999 to January 2017, Carlisle Construction Materials.	April 1984 to date
Lori A. Snyder	43	Vice President, Human Resources since January 2021; Vice President, Human Resources, Carlisle Construction Materials from August 2011 to January 2021.	January 2021 to date
Douglas C. Taylor	52	Vice President, Carlisle Operating System since June 2014; Director of Operational Excellence, Demmer Corporation from March 2013 to June 2014.	June 2014 to date
Kevin P. Zdimal	51	Vice President, Corporate Development since May 2018, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the applicable information set forth under the captions "Proposal 1: Election of Directors" and "Corporate Governance" in the Company's definitive proxy statement that is expected to be filed with the Securities and Exchange Commission no later than 40 days before the Company's Annual Meeting of Stockholders to be held on May 4, 2022 (the "Proxy Statement").
Item 11.  Executive Compensation.
Information required by Item 11 is incorporated by reference to the applicable information set forth under the captions "Director Compensation" and "Compensation Discussion and Analysis" in the Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Information required by Item 12 is incorporated by reference to the applicable information set forth under the caption "Security Ownership" in the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2021, follows:

(in millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	1.7	(1)	$129.32	1.1
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	1.7		$129.32	1.1
(1)Includes shares of our common stock issuable upon the vesting of 0.2 million restricted stock awards and 0.3 million performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is incorporated by reference to the applicable information set forth under the caption "Corporate Governance" in the Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
Information required by Item 14 is incorporated by reference to the applicable information set forth under the caption "Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

2.1*	Equity and Asset Purchase Agreement, dated as of May 24, 2021, by and among Carlisle Fluid Technologies, Inc., Carlisle Global II Limited, Carlisle Industrial Brake & Friction, Inc., Carlisle International B.V., Carlisle Asia Pacific Ltd., Carlisle Intangible, LLC, Carlisle, LLC, Engineered Components and Systems, LLC, CMBF, LLC, Power-Packer Europa B.V., Power Packer North America, Inc., EC&S Holdings Hong Kong Limited and BRWS Parent LLC (solely for purposes of Section 8.3 thereto).		8-K	5/26/2021
2.2*	Agreement and Plan of Merger, dated as of July 18, 2021, by and among the Company, ASP Henry Holdings, Inc., ASP Henry Investco LP and Aaron Merger Sub, Inc.		8-K	7/20/2021
3.1	Restated Certificate of Incorporation of the Company.		10-Q	10/21/2015
3.2	Amended and Restated Bylaws of the Company.		8-K	12/14/2015
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.2	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.75% Unsecured Senior Notes due 2022.		8-K	11/20/2012
4.9	Form of 0.55% Unsecured Senior Notes due 2023.		8-K	9/28/2021
4.10	Form of 3.50% Unsecured Senior Notes due 2024.		8-K	11/16/2017
4.11	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.12	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.13	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
10.1**	Incentive Compensation Program, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.2**	Form of Nonqualified Stock Option Agreement for grants to executive officers.	X
10.3**	Form of Nonqualified Stock Option Agreement for grants to Nicholas J. Shears.	X
10.4**	Form of Restricted Share Agreement for grants to executive officers.	X
10.5**	Form of Restricted Share Agreement for grants to Nicholas J. Shears.	X
10.6**	Form of Restricted Share Agreement for retention award grants to executive officers.	X
10.7**	Form of Performance Share Agreement for grants to executive officers.	X
10.8**	Form of Performance Share Agreement for grants to Nicholas J. Shears.	X
10.9**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.	X
10.10**	Form of Restricted Share Agreement for grants to non-employee directors.	X
10.11**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

10.12	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	4/27/2010
10.13**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.14**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.15**	Form of Executive Severance Agreement with D. Christian Koch, John E. Berlin and Scott C. Selbach.		10-K	2/27/2009
10.16**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.17	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among the Company, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	2/7/2020
10.18	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among the Company, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		10-Q	10/26/2021
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
Item 16.  Form 10-K Summary.
Not applicable.

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

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Robert M. Roche	/s/ Robert G. Bohn
Robert M. Roche, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Kelly P. Kamienski	/s/ Jonathan R. Collins
Kelly P. Kamienski, Vice President and	Jonathan R. Collins, Director
Controller
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Maia A. Hansen
Maia A. Hansen, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 17, 2022