Form 10-Q
period 2022-03-31
CARLISLE COMPANIES INC
filed 2022-04-29
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____.
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
On April 22, 2022, there were 51,698,461 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Revenues	$1,496.3	$940.9

Cost of goods sold	1,005.4	696.0
Selling and administrative expenses	203.0	150.8
Research and development expenses	12.3	10.4
Other operating income, net	(1.7)	(1.0)
Operating income	277.3	84.7
Interest expense, net	22.6	19.2
Interest income	(0.2)	(0.5)
Other non-operating expense, net	0.1	3.6
Income from continuing operations before income taxes	254.8	62.4
Provision for income taxes	60.5	13.3
Income from continuing operations	194.3	49.1

Discontinued operations:
(Loss) income before income taxes	(0.7)	4.5
Provision for income taxes	—	1.4
(Loss) income from discontinued operations	(0.7)	3.1
Net income	$193.6	$52.2

Basic earnings per share attributable to common shares:
Income from continuing operations	$3.72	$0.92
(Loss) income from discontinued operations	(0.01)	0.06
Basic earnings per share	$3.71	$0.98

Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.67	$0.91
(Loss) income from discontinued operations	(0.01)	0.06
Diluted earnings per share	$3.66	$0.97

Average shares outstanding:
Basic	52.1	53.0
Diluted	52.9	53.6

Comprehensive income:
Net income	$193.6	$52.2
Other comprehensive income (loss):
Foreign currency gains (losses)	3.5	(13.3)
Amortization of unrecognized net periodic benefit costs, net of tax	1.0	1.2
Other, net of tax	(0.7)	(2.0)
Other comprehensive income (loss)	3.8	(14.1)
Comprehensive income	$197.4	$38.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$291.7	$324.4
Receivables, net of allowance for credit losses of $6.2 million and $5.3 million, respectively	1,002.6	814.6
Inventories, net	728.9	605.1
Contract assets	73.6	72.1
Prepaid expenses	41.8	49.9
Other current assets	90.2	284.8
Total current assets	2,228.8	2,150.9

Property, plant, and equipment, net	769.1	759.9
Goodwill, net	2,215.0	2,199.0
Other intangible assets, net	1,980.9	2,008.7
Other long-term assets	129.2	128.3
Total assets	$7,323.0	$7,246.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$520.9	$432.4
Current portion of debt	352.1	352.0
Accrued and other current liabilities	278.4	351.2
Contract liabilities	37.2	33.9
Total current liabilities	1,188.6	1,169.5

Long-term liabilities:
Long-term debt, less current portion	2,576.7	2,575.4
Contract liabilities	251.9	250.0
Other long-term liabilities	627.2	622.4
Total long-term liabilities	3,455.8	3,447.8

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 51.6 and 52.0 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	483.5	481.5
Treasury shares, at cost (26.8 and 26.4 shares, respectively)	(2,184.8)	(2,063.2)
Accumulated other comprehensive loss	(101.4)	(105.2)
Retained earnings	4,402.6	4,237.7
Total stockholders' equity	2,678.6	2,629.5
Total liabilities and equity	$7,323.0	$7,246.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities:
Net income	$193.6	$52.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation	24.0	23.7
Amortization	40.7	30.6
Lease expense	7.1	6.8
Stock-based compensation	9.6	14.9
Deferred taxes	1.2	(1.1)
Other operating activities, net	3.3	4.2
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(189.2)	(72.9)
Inventories	(122.0)	(30.8)
Contract assets	(1.5)	8.2
Prepaid expenses and other assets	17.4	20.6
Accounts payable	88.5	45.6
Accrued and other current liabilities	(23.1)	(24.7)
Contract liabilities	5.2	2.9
Other long-term liabilities	(10.5)	(12.6)
Net cash provided by operating activities	44.3	67.6

Investing activities:
Proceeds from sale of discontinued operation, net of cash disposed	125.0	—
Acquisitions, net of cash acquired	(24.7)	—
Capital expenditures	(31.1)	(20.0)
Investment in securities	10.3	(10.2)
Other investing activities, net	1.7	1.8
Net cash provided by (used in) investing activities	81.2	(28.4)

Financing activities:
Repurchases of common stock	(125.0)	(150.0)
Dividends paid	(28.7)	(28.4)
Proceeds from exercise of stock options	7.7	13.5
Withholding tax paid related to stock-based compensation	(12.0)	(7.6)
Other financing activities, net	(0.8)	(0.3)
Net cash used in financing activities	(158.8)	(172.8)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.6	(1.4)
Change in cash and cash equivalents	(32.7)	(135.0)
Less: change in cash and cash equivalents of discontinued operations	—	1.1
Cash and cash equivalents at beginning of period	324.4	897.1
Cash and cash equivalents at end of period	$291.7	$761.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	52.2	—	—	52.2
Other comprehensive loss, net of tax	—	—	—	(14.1)	—	—	—	(14.1)
Dividends - $0.525 per share	—	—	—	—	(28.5)	—	—	(28.5)
Repurchases of common stock	(1.0)	—	—	—	—	1.0	(150.0)	(150.0)
Issuances and deferrals, net for stock-based compensation(1)	0.2	—	1.7	—	—	(0.2)	12.8	14.5
Balance as of March 31, 2021	52.1	$78.7	$443.4	$(111.1)	$3,952.4	26.3	$(1,951.6)	$2,411.8

Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	193.6	—	—	193.6
Other comprehensive income, net of tax	—	—	—	3.8	—	—	—	3.8
Dividends - $0.54 per share	—	—	—	—	(28.7)	—	—	(28.7)
Repurchases of common stock	(0.5)	—	—	—	—	0.5	(125.0)	(125.0)
Issuances and deferrals, net for stock-based compensation(1)	0.1	—	2.0	—	—	(0.1)	3.4	5.4
Balance as of March 31, 2022	51.6	$78.7	$483.5	$(101.4)	$4,402.6	26.8	$(2,184.8)	$2,678.6
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
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
On February 10, 2022, the Company announced that it had realigned its construction materials businesses into two segments organized around its products and applications for the sustainable building envelope. The two segments are Carlisle Construction Materials and Carlisle Weatherproofing Technologies. No changes have been made to either of the Company’s other two segments – Carlisle Interconnect Technologies or Carlisle Fluid Technologies. The Company has reclassified certain prior periods' amounts to conform with the current presentation by reportable segment in Note 2—Segment Information, Note 6—Revenue Recognition and Note 8—Exit and Disposal Activities as a result of the Company's change in management structure. Additionally, the Company has reclassified certain prior periods' amounts to conform with the current period presentation of the revenues by geographic area tables in Note 6—Revenue Recognition to present Middle East revenues combined with Asia, as opposed to the previous presentation combined with Africa.
Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials ("CCM")—this segment produces a complete line of premium single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including polyiso insulation and engineered metal roofing and wall panel systems.
Carlisle Weatherproofing Technologies ("CWT")—this segment produces building envelope solutions that effectively drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium rubber products for a variety of industrial and surfacing applications.
Carlisle Interconnect Technologies ("CIT")—this segment produces high-performance wire and cable, including optical fiber, for the commercial aerospace, military and defense electronics, medical device, industrial, and test and measurement markets. CIT's product portfolio also includes sensors, connectors, contacts, cable assemblies, complex harnesses, racks, trays, and installation kits, in addition to engineering and certification services. CIT also provides medical device products and solutions for several medical technology applications.
Carlisle Fluid Technologies ("CFT")—this segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

A summary of segment information follows:

	Three Months Ended March 31,
	2022		2021
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$881.1	$261.1	$556.4	$110.7
Carlisle Weatherproofing Technologies	359.1	37.5	162.9	10.6
Carlisle Interconnect Technologies	185.0	(2.5)	155.8	(10.7)
Carlisle Fluid Technologies	71.1	4.8	65.8	4.3
Segment total	1,496.3	300.9	940.9	114.9
Corporate and unallocated(1)	—	(23.6)	—	(30.2)
Total	$1,496.3	$277.3	$940.9	$84.7
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 3—Acquisitions
MBTechnology
On February 1, 2022, the Company acquired 100% of the equity of MBTechnology (“MBTech”), for consideration of $26.3 million, including $1.6 million of cash acquired, subject to working capital and other customary post-closing adjustments. MBTech is a manufacturer of energy-efficient roofing and underlayment systems for residential and commercial applications.
For the period from February 1, 2022 to March 31, 2022, the related product lines contributed revenues of $2.0 million and operating income of $0.1 million. The results of operations of MBTech are reported within the CWT segment.
Consideration of $12.5 million has been allocated to goodwill, none of which is deductible for tax purposes. All of the goodwill was preliminarily assigned to the CCM reporting unit. Consideration of $7.9 million has been allocated to customer relationships, with a useful life of nine years, $3.4 million to plant, property and equipment, $2.8 million to inventory, $0.8 million to accounts receivable and $0.5 million to accounts payable.
ASP Henry Holdings, Inc
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a provider of building envelope systems for consideration of $1,605.6 million, including $34.3 million of cash acquired and post-closing adjustments, which were finalized in the fourth quarter of 2021. The Company funded the acquisition with borrowings from its Revolving Credit Facility (the "Facility") and cash on hand. The Company subsequently repaid the borrowings from the Facility with proceeds from its September 2021 public offering of $300.0 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550.0 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 12).
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

The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

(in millions)	Three Months Ended March 31,
Revenues	$1,054.6
Income from continuing operations	$49.5
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $13.8 million in the three months ended March 31, 2021 together with the associated tax effects.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 9/1/2021		As of 3/31/2022
Total cash consideration transferred	$1,608.2	$(2.6)	$1,605.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3	—	34.3
Receivables, net	79.0	—	79.0
Inventories	59.4	(7.9)	51.5
Prepaid expenses and other current assets	10.5	0.5	11.0
Property, plant and equipment	53.6	8.2	61.8
Definite-lived intangible assets	735.1	446.7	1,181.8
Other long-term assets	3.6	8.3	11.9
Accounts payable	(77.9)	2.1	(75.8)
Accrued and other current liabilities	(28.7)	(0.4)	(29.1)
Short-term debt	(1.0)	—	(1.0)
Contract liabilities	(2.6)	—	(2.6)
Other long-term debt	(0.8)	—	(0.8)
Other long-term liabilities	(5.9)	(9.8)	(15.7)
Deferred income taxes	(153.4)	(112.2)	(265.6)
Total identifiable net assets	705.2	335.5	1,040.7
Goodwill	$903.0	$(338.1)	$564.9
The goodwill recognized in the acquisition of Henry is attributable to its significant supply chain efficiencies, other administrative opportunities and the strategic value of the business to Carlisle, in addition to opportunities for product line expansions. The Company acquired $81.9 million of gross contractual accounts receivable, of which $2.9 million was not expected to be collected at the date of acquisition. Goodwill of $50.9 million is tax deductible in the United States. All of the goodwill was preliminarily assigned to the CCM reporting unit.
The preliminary fair value and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$915.9	18
Technologies	46.5	11
Software	0.1	4
Indefinite-lived trade name	219.3	N/A
Total	$1,181.8

The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $265.6 million.
Note 4—Discontinued Operations
On August 2, 2021, the Company completed the sale of the equity interests and assets comprising the Carlisle Brake & Friction ("CBF") segment for gross proceeds of (i) $250 million at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. On February 23, 2022, the Company received $125 million in cash for the full amount of the contingent consideration. The sale of CBF is consistent with the Company's optimization strategy, as laid out in Vision 2025.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, follows:

(in millions)	2021
Revenues	$88.1

Cost of goods sold	71.3
Other operating expenses, net	12.0
Operating income	4.8
Other non-operating expense, net	0.3
Income from discontinued operations before income taxes	4.5
Provision for income taxes	1.4
Income from discontinued operations	$3.1
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, follows:

(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(0.7)	$3.5
Net cash provided by (used in) investing activities	125.0	(2.5)
Net cash (used in) provided by financing activities(1)	(124.3)	0.1
Change in cash and cash equivalents from discontinued operations	$—	$1.1
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Income from continuing operations	$194.3	$49.1
Less: dividends declared	(28.7)	(28.5)
Undistributed earnings	165.6	20.6
Percent allocated to common stockholders (1)	99.7%	99.7%
	165.1	20.5
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	28.7	28.4
Income from continuing operations attributable to common stockholders	$193.8	$48.9

Shares:
Basic weighted-average shares outstanding	52.1	53.0
Effect of dilutive securities:
Performance awards	0.2	0.1
Stock options	0.6	0.5
Diluted weighted-average shares outstanding	52.9	53.6

Per share income from continuing operations attributable to common shares:
Basic	$3.72	$0.92
Diluted	$3.67	$0.91

(1) Basic weighted-average shares outstanding	52.1	53.0
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	52.3	53.2
Percent allocated to common stockholders	99.7%	99.7%
To calculate earnings per share for (loss) income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions)	2022	2021
(Loss) income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$(0.7)	$3.1
Net income attributable to common stockholders for basic and diluted earnings per share	193.1	52.0
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.1	0.6
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022, follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Extended service warranties	$18.2	$23.0	$21.9	$21.0	$20.0	$19.0	$152.1
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments, systems contracts in the CFT segment and highly customized product contracts in the CIT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2022	2021
Balance as of January 1	$283.9	$268.3
Revenue recognized	(20.0)	(15.2)
Revenue deferred	25.2	17.9
Balance as of March 31	$289.1	$271.0
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

(in millions)	2022	2021
Balance as of January 1	$72.1	$84.5
Balance as of March 31	73.6	77.1
Change in contract assets	$1.5	$(7.4)
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$881.1	$298.3	$—	$—	$1,179.4
Aerospace	—	—	83.3	—	83.3
Medical	—	—	64.6	—	64.6
Transportation	—	—	—	38.4	38.4
Heavy equipment	—	30.8	—	—	30.8
General industrial and other	—	30.0	37.1	32.7	99.8
Total revenues	$881.1	$359.1	$185.0	$71.1	$1,496.3

	Three Months Ended March 31, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$556.4	$117.7	$—	$—	$674.1
Aerospace	—	—	65.9	—	65.9
Medical	—	—	55.2	—	55.2
Transportation	—	—	—	33.8	33.8
Heavy equipment	—	20.3	—	—	20.3
General industrial and other	—	24.9	34.7	32.0	91.6
Total revenues	$556.4	$162.9	$155.8	$65.8	$940.9

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$787.5	$318.5	$129.9	$33.4	$1,269.3
International:
Europe	59.9	5.4	18.2	12.9	96.4
North America (excluding U.S.)	27.6	28.2	10.8	4.5	71.1
Asia and Middle East	2.7	2.9	19.3	19.3	44.2
Africa	0.7	2.2	2.7	0.2	5.8
Other	2.7	1.9	4.1	0.8	9.5
Total international	93.6	40.6	55.1	37.7	227.0
Total revenues	$881.1	$359.1	$185.0	$71.1	$1,496.3

	Three Months Ended March 31, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$479.3	$147.0	$111.5	$30.6	$768.4
International:
Europe	54.3	6.3	14.4	12.5	87.5
North America (excluding U.S.)	15.4	8.2	4.5	2.5	30.6
Asia and Middle East	4.7	1.4	21.9	19.4	47.4
Africa	1.2	—	1.3	0.2	2.7
Other	1.5	—	2.2	0.6	4.3
Total international	77.1	15.9	44.3	35.2	172.5
Total revenues	$556.4	$162.9	$155.8	$65.8	$940.9
Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Stock option awards	$3.1	$3.6
Restricted stock awards	3.3	2.2
Performance share awards	3.2	2.5
Stock appreciation rights	—	3.1
Total stock-based compensation cost incurred	9.6	11.4
Capitalized cost during the period	—	(3.4)
Amortization of capitalized cost during the period	—	5.5
Total stock-based compensation expense	$9.6	$13.5
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

CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take a remaining nine to 12 months to complete. During the three months ended March 31, 2022, exit and disposal costs totaled $0.8 million, primarily for employee termination benefit costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $4.6 million, with approximately $2.2 million costs remaining to be incurred, primarily in 2022.
The Company has completed its project to relocate its manufacturing operations in Kent, Washington, as a result of market declines resulting from the COVID-19 pandemic for cumulative exit and disposal costs of $14.2 million. During the three months ended March 31, 2021, exit and disposal costs totaled $0.6 million, primarily for employee termination benefit costs.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Employee severance and benefit arrangements	$1.1	$1.9
Accelerated depreciation and impairments	0.6	—
Facility cleanup costs	0.1	(1.0)
Lease termination costs	0.1	—
Other restructuring costs	0.3	0.5
Total exit and disposal costs	$2.2	$1.4
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Carlisle Interconnect Technologies	$1.9	$1.3
Carlisle Weatherproofing Technologies	0.3	—
Carlisle Fluid Technologies	—	0.1
Total exit and disposal costs	$2.2	$1.4
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$1.9	$0.8
Selling and administrative expenses	0.3	0.6
Total exit and disposal costs	$2.2	$1.4
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2021	$6.5
Charges	2.2
Settlements	(6.5)
Balance as of March 31, 2022	$2.2
The liability of $2.2 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.

Note 9—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2022, was 23.7%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.9% and a tax impact of $0.4 million related to discrete activity.
The effective income tax rate on continuing operations for the three months ended March 31, 2021, was 21.3%.
Note 10—Inventories, net

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$336.9	$288.0
Work-in-process	82.0	76.2
Finished goods	340.3	271.0
Reserves	(30.3)	(30.1)
Inventories, net	$728.9	$605.1
Note 11—Accrued and Other Current Liabilities

(in millions)	March 31, 2022	December 31, 2021
Compensation and benefits	$95.5	$136.2
Customer incentives	65.2	97.9
Standard product warranties	27.1	26.8
Income and other accrued taxes	17.9	19.4
Other accrued liabilities	72.7	70.9
Accrued and other current liabilities	$278.4	$351.2
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies and fluid technologies. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2022	2021
Balance as of January 1	$26.8	$30.0
Provision	3.0	0.5
Claims	(2.6)	(1.0)
Foreign exchange	(0.1)	(0.3)
Balance as of March 31	$27.1	$29.2
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
2.20% Notes due 2032	$550.0	$550.0	$477.5	$529.7
2.75% Notes due 2030	750.0	750.0	697.6	764.6
3.75% Notes due 2027	600.0	600.0	610.4	645.8
3.50% Notes due 2024	400.0	400.0	403.4	419.8
0.55% Notes due 2023	300.0	300.0	291.2	297.5
3.75% Notes due 2022	350.0	350.0	352.5	356.2
Unamortized discount, debt issuance costs and other	(21.2)	(22.6)
Total long term-debt	2,928.8	2,927.4
Less: current portion of debt	352.1	352.0
Long term-debt, less current portion	$2,576.7	$2,575.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility
During the three months ended March 31, 2022, there were no borrowings or repayments under the Facility. As of March 31, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of March 31, 2022 and December 31, 2021.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2022 and December 31, 2021, the Company had $18.0 million and $18.9 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $92.0 million was available for use as of March 31, 2022.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.
The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Service cost	$0.6	$0.7
Interest cost	0.8	0.7
Expected return on plan assets	(2.4)	(2.4)
Amortization of unrecognized loss(1)	1.3	1.6
Settlement expense	0.4	0.4
Net periodic benefit cost	$0.7	$1.0
(1)Includes amortization of unrecognized actuarial loss and prior service credits and excludes provision for income tax of $(0.3) and $(0.4) for the three months ended March 31, 2022, and 2021, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating expense, net.
Note 14—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.

A summary of the Company's designated and non-designated hedges follows:

	March 31, 2022		December 31, 2021
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$2.1	$90.7	$2.7	$127.6
Non-designated hedges	(0.1)	82.5	0.2	82.5
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three months ended March 31, 2022 and 2021. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for three months ended March 31, 2022 and 2021, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had $5.5 million and $5.7 million of cash, respectively, and $9.0 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of March 31, 2022 and December 31, 2021, the Company had $19.8 million and $30.3 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of March 31, 2022, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to the 2021 Annual Report on Form 10-K for the Company's accounting policy related to litigation defense costs.
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
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of March 31, 2022, the Company believes such liabilities are not material to the Company’s financial position, results of operations, or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading supplier of innovative building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future. Through its Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT") businesses and family of leading brands, Carlisle delivers innovative, labor-reducing and environmentally responsible products and solutions to customers across the world through the Carlisle Experience. Over the life of a building, Carlisle’s products help drive lower greenhouse gas emissions, improve energy savings for building owners and operators, and increase a building’s resiliency to the elements. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. Carlisle also is a leading provider of products to the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") business segments.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
As we move into the second quarter of 2022 and realize the benefits of the diminishing effects of the COVID-19 pandemic, we are saddened by the continued humanitarian crisis occurring in Ukraine. While a majority of our business is North American focused, and we have minimal direct exposure to Russia and Ukraine, we are monitoring any broader economic impact from the current crisis, especially on commodities, and geographic proximity to the rest of Europe, where we conduct business. We hope peace and resolution will come quickly to the conflict.
The entire Carlisle team drove outstanding performance in the first quarter, while navigating continuing and unprecedented demand, supply chain constraints, and industry-wide labor and raw material challenges. CCM and CWT continue to benefit from strong re-roofing demand, solid new construction demand, and a growing push to install energy-efficient solutions. Our teams continue to secure raw materials, appropriately staff at all levels, and strive to meet our customers' expectations. Our goal is to always deliver the Carlisle Experience. Our proactive and value-added approach to pricing enabled us to neutralize the effects of significant raw material inflation last year and offset continued pressures we experienced in the first quarter, which we expect will persist throughout 2022. The integration of ASP Henry Holdings, Inc. ("Henry") continues to exceed expectations and deliver on our synergy commitments. Additionally, CIT's backlog continues to grow, driven by the recertification and accelerating deliveries of the 737 MAX, the anticipated resumption of 787 deliveries later this year, and improved capital spending in medical markets.
Our pivot towards our highest returning building products businesses that began in 2017 continues to prove to be the right strategic direction for Carlisle, which is reflected in our record first quarter sales and profits. We have invested $1.2 billion over the past decade to expand capacity, drive innovation, and develop world-class processes without which, our record results would not be possible.
Our business model continues to follow environmental, social and governance ("ESG") trends as our products enable a more efficient usage of energy by buildings. We continue to make progress toward our goal of delivering a net zero commitment in 2022.
We remain committed to superior capital allocation, which includes returning capital to stockholders. In the first quarter of 2022, we returned $28.7 million in the form of dividends. We also repurchased $125.0 million of shares, bringing our cumulative share repurchases since 2017 to over $1.9 billion, driving a 19.5% net reduction in our shares outstanding.
With demand accelerating across our businesses, and our new segment structure in place to focus our teams, Carlisle is well positioned to drive continued profitable growth in 2022 and deliver Vision 2025.

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Revenues	$1,496.3	$940.9
Operating income	$277.3	$84.7
Operating margin	18.5%	9.0%
Income from continuing operations	$194.3	$49.1
(Loss) income from discontinued operations	$(0.7)	$3.1
Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.67	$0.91
(Loss) income from discontinued operations	$(0.01)	$0.06

Adjusted EBITDA(1)	$344.8	$137.8
Adjusted EBITDA margin(1)	23.0%	14.6%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
Revenues increased in the first quarter of 2022 primarily reflecting price realization and higher volumes in all segments and contributions from the acquisition of Henry in the CWT segment, partially offset by unfavorable foreign currency impacts.
The increase in operating margin percentage in the first quarter of 2022 primarily reflected price realization, higher volumes and savings from the Carlisle Operating System ("COS"), partially offset by raw material and wage inflation across all segments.
Diluted earnings per share from continuing operations increased primarily due to improved operating income performance ($2.72 per share in the first quarter of 2022) and reduced average shares outstanding ($0.05 per share in the first quarter of 2022) resulting from purchases under our share repurchase program, partially offset by a higher effective tax rate ($0.03 per share in the first quarter of 2022).
We generated $44.3 million in operating cash flow in the first three months of 2022 and utilized cash on hand and cash provided by operations to return capital to stockholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended March 31	$1,496.3	$940.9	$555.4	59.0%	14.7%	44.8%	(0.5)%
Revenues increased in the first quarter of 2022 primarily reflecting price realization and higher sales volumes across all segments and contributions from the acquisition of Henry in the CWT segment, partially offset by unfavorable foreign currency impacts.
Gross Margin

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Gross margin	$490.9	$244.9	$246.0	100.4%
Gross margin percentage	32.8%	26.0%
Depreciation and amortization	$27.0	$24.6
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the first quarter of 2022, driven by price realization and higher volumes, partially offset by raw material and wage inflation. Also included in cost of goods sold were exit and disposal costs totaling $1.9 million for the first quarter of 2022, primarily at CIT attributable to our restructuring initiatives, compared with $0.8 million for the first quarter of 2021. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Selling and administrative expenses	$203.0	$150.8	$52.2	34.6%
As a percentage of revenues	13.6%	16.0%
Depreciation and amortization	$37.3	$24.2
The increase in selling and administrative expenses in the first quarter of 2022 primarily reflected incremental costs in the CWT segment from the addition of Henry, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.3 million for the first quarter of 2022, primarily at CIT attributable to our restructuring initiatives, compared with $0.6 million for the first quarter of 2021. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Research and development expenses	$12.3	$10.4	$1.9	18.3%
As a percentage of revenues	0.8%	1.1%
Depreciation and amortization	$0.4	$0.5
Research and development expenses were higher in the first quarter of 2022, compared with the 2021, primarily reflecting higher new product development expenses at our CIT and CWT segments.
Other Operating Income, net

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Other operating income, net	$(1.7)	$(1.0)	$(0.7)	70.0%
Other operating income, net in the first quarter of 2022 primarily reflected $1.0 million of rebates and $0.5 million of royalty income. Other operating income, net in the first quarter of 2021 primarily reflected $0.9 million of rebates and $0.3 million of royalty income.
Operating Income

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Operating income	$277.3	$84.7	$192.6	227.4%
Operating margin percentage	18.5%	9.0%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Interest expense, net	$22.6	$19.2	$3.4	17.7%
Interest expense, net of capitalized interest, increased in the first quarter of 2022 primarily reflecting higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and $300.0 million of 0.55% unsecured senior notes completed in September 2021. Refer to Note 12 for further information on our long-term debt.

Interest Income

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Interest income	$(0.2)	$(0.5)	$0.3	(60.0)%
Interest income decreased during the first quarter of 2022 primarily reflecting lower cash balances and lower yields.
Other Non-operating Expense, net

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Other non-operating expense, net	$0.1	$3.6	$(3.5)	NM
Other non-operating expense, net, in the first quarter of 2021 primarily reflected the release of a portion of the indemnification asset related to the acquisition of Petersen Aluminum Corporation resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
Provision for income taxes	$60.5	$13.3	$47.2	354.9%
Effective tax rate	23.7%	21.3%
The effective income tax rate on continuing operations for the first quarter of 2022 was 23.7%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.9% and a tax impact of $0.4 million related to discrete activity.
The effective income tax rate on continuing operations for the first quarter of 2021 was 21.3%.
(Loss) Income from Discontinued Operations

(in millions)	Three Months Ended March 31,
	2022	2021	Change	%
(Loss) income from discontinued operations before income taxes	$(0.7)	$4.5	$(5.2)	NM
Provision for income taxes	—	1.4
(Loss) income from discontinued operations	$(0.7)	$3.1
Loss from discontinued operations in the first quarter of 2022 reflects transaction expenses associated with the 2021 sale of the equity interests and assets comprising the Carlisle Brake & Friction ("CBF") segment. Income from discontinued operations in the first quarter of 2021 reflects the operating results from the CBF segment.

Segment Results of Operations
Carlisle Construction Materials

This segment produces a complete line of premium single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including polyiso insulation and engineered metal roofing and wall panel systems.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$881.1	$556.4	$324.7	58.4%	—%	58.9%	(0.5)%
Operating income	$261.1	$110.7	$150.4	135.9%
Operating margin	29.6%	19.9%
Adjusted EBITDA(1)	$275.3	$123.9	$151.4	122.2%
Adjusted EBITDA margin(1)	31.2%	22.3%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CCM’s revenue increased in the first quarter of 2022 primarily reflecting price realization and higher volumes from strength in U.S. commercial roofing demand.
CCM’s operating margin and adjusted EBITDA margin increase in the first quarter of 2022 primarily reflected price realization, higher volumes, improved product mix and savings from COS, partially offset by raw material and wage inflation.
Carlisle Weatherproofing Technologies

This segment produces building envelope solutions that effectively drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium rubber products for a variety of industrial and surfacing applications.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$359.1	$162.9	$196.2	120.4%	84.7%	36.0%	(0.3)%
Operating income	$37.5	$10.6	$26.9	253.8%
Operating margin	10.4%	6.5%
Adjusted EBITDA(1)	$63.1	$20.9	$42.2	201.9%
Adjusted EBITDA margin(1)	17.6%	12.8%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CWT’s revenue increased in the first quarter of 2022 primarily reflecting price realization, higher volumes and contributions from the Henry acquisition.
CWT’s operating margin and adjusted EBITDA margin increase in the first quarter of 2022 primarily reflected price realization, higher volumes and contributions from the Henry acquisition, partially offset by raw material and wage inflation. CWT's operating margin also reflected amortization of intangible assets from the Henry acquisition.

Carlisle Interconnect Technologies
This segment produces high-performance wire and cable, including optical fiber, for the commercial aerospace, military and defense electronics, medical device, industrial, and test and measurement markets. CIT's product portfolio also includes sensors, connectors, contacts, cable assemblies, complex harnesses, racks, trays, and installation kits, in addition to engineering and certification services. CIT also provides medical device products and solutions for several medical technology applications.
During the third quarter of 2021, we announced the closure of our manufacturing operations in Carlsbad, California, and the relocation of those operations to our existing facilities in North America. The project is estimated to take a remaining nine to 12 months to complete. Total projected costs are expected to approximate $5.8 million, with approximately $3.0 million costs remaining to be incurred.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$185.0	$155.8	$29.2	18.7%	—%	18.7%	—%
Operating loss	$(2.5)	$(10.7)	$8.2	76.6%
Operating margin	(1.4)%	(6.9)%
Adjusted EBITDA(1)	$18.4	$11.0	$7.4	67.3%
Adjusted EBITDA margin(1)	9.9%	7.1%
(1)Adjusted EBITDA and adjusted EBITDA margin is intended to provide investors and others with information about Carlisle's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CIT's revenue increased in the first quarter of 2022 primarily reflecting higher volumes, as recovery has begun in the commercial aerospace market, and price realization.
CIT’s operating margin and adjusted EBITDA margin improvement in the first quarter of 2022 was driven by savings from COS and lower travel and other administrative costs, partially offset by wage inflation, unfavorable foreign currency impacts and unfavorable mix.
Carlisle Fluid Technologies

This segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

(in millions)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$71.1	$65.8	$5.3	8.1%	—%	9.9%	(1.8)%
Operating income	$4.8	$4.3	$0.5	11.6%
Operating margin	6.8%	6.5%
Adjusted EBITDA(1)	$10.5	$10.2	$0.3	2.9%
Adjusted EBITDA margin(1)	14.8%	15.5%
(1)Adjusted EBITDA and adjusted EBITDA margin is intended to provide investors and others with information about Carlisle's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for a detailed reconciliation of these items.
CFT's revenue increased in the first quarter of 2022 reflecting increased volumes, particularly in the transportation end market, and price realization, partially offset by unfavorable foreign currency impacts.
CFT’s operating margin performance improved for the first quarter of 2022, reflecting price realization, higher volumes, lower restructuring expenses, and savings from COS, partially offset by raw material, wage and freight inflation and unfavorable mix.
CFT’s adjusted EBITDA margin decreased in the first quarter of 2022, reflecting higher raw material, wage and freight inflation and unfavorable mix, partially offset by price realization, higher volumes, and savings from COS.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2022	December 31, 2021
Europe	$77.3	$12.3
North America (excluding U.S.)	29.8	40.8
China	21.9	17.8
Asia Pacific (excluding China)	22.0	12.9
International cash and cash equivalents	151.0	83.8
U.S. cash and cash equivalents	140.7	240.6
Total cash and cash equivalents	$291.7	$324.4
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2021, is primarily related to share repurchases, payment of dividends to stockholders and capital expenditures, partially offset by the receipt of the $125 million earn out payment from the sale of CBF.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $10.4 million in anticipation of those taxes as of March 31, 2022.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets to repay the outstanding balances of our outstanding debt. Refer to Note 12.
Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$44.3	$67.6
Net cash provided by (used in) investing activities	81.2	(28.4)
Net cash used in financing activities	(158.8)	(172.8)
Effect of foreign currency exchange rate changes on cash	0.6	(1.4)
Change in cash and cash equivalents	$(32.7)	$(135.0)
Operating Activities
We generated operating cash flows of $44.3 million for the first three months of months of 2022 (including working capital uses of $229.9 million), compared with $67.6 million for the first three months of months of 2021 (including working capital uses of $54.0 million). Lower operating cash flows in the first the first three months of months of 2022 primarily reflected an increase in receivables from higher sales and an increase in inventory from rising raw material costs and increased volume, partially offset by higher payables due to rising raw material costs.

Investing Activities
Cash provided by investing activities of $81.2 million for the first three months of months of 2022 primarily reflected the proceeds of the contingent consideration from the sale of CBF of $125.0 million and proceeds from investment in securities of $10.3 million, partially offset by capital expenditures of $31.1 million and the acquisition of MBTechnology for $24.7 million. Cash used in investing activities of $28.4 million for the first three months of months of 2021 primarily reflected capital expenditures of $20.0 million and investment in securities of $10.2 million.
Financing Activities
Cash used in financing activities of $158.8 million in the first three months of months of 2022 primarily reflected share repurchases of $125.0 million and cash dividend payments of $28.7 million, reflecting the increased quarterly dividend of $0.54 per share. Cash used in financing activities of $172.8 million during the first three months of months of 2021 primarily reflected share repurchases of $150.0 million and dividend payments of $28.4 million.
Debt Instruments
Revolving Credit Facility
During the first three months of months of 2022 and 2021, we had no borrowings or repayments under the Facility. As of March 31, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2022 and December 31, 2021.
Refer to Note 12 for further information on our debt instruments.

Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about the Company's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in the Company’s business and evaluate the Company’s performance relative to similarly-situated companies. This information differs from net income, operating income, and operating margin determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. The Company's and its segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follows. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (GAAP)	$193.6	$52.2
Less: (loss) income from discontinued operations (GAAP)	(0.7)	3.1
Income from continuing operations (GAAP)	194.3	49.1
Provision for income taxes	60.5	13.3
Interest expense, net	22.6	19.2
Interest income	(0.2)	(0.5)
EBIT	277.2	81.1
Exit and disposal, and facility rationalization costs	2.1	3.1
Inventory step-up amortization and acquisition costs	—	0.9
Impairment charges	0.2	—
Losses from acquisitions and disposals	0.3	3.4
Losses from insurance	0.3	—
Total non-comparable items	2.9	7.4
Adjusted EBIT	280.1	88.5
Depreciation	24.0	20.3
Amortization	40.7	29.0
Adjusted EBITDA	$344.8	$137.8
Divided by:
Total revenues	$1,496.3	$940.9
Adjusted EBITDA margin	23.0%	14.6%

	Three Months Ended March 31, 2022
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$261.1	$37.5	$(2.5)	$4.8	$(23.6)
Non-operating expense (income)(1)	—	0.1	(0.5)	0.1	0.4
EBIT	261.1	37.4	(2.0)	4.7	(24.0)
Exit and disposal, and facility rationalization costs	—	0.1	2.0	—	—
Inventory step-up amortization and acquisition costs	—	(0.1)	—	—	0.1
Impairment charges	—	0.2	—	—	—
Losses from acquisitions and disposals	—	—	0.2	0.1	—
Losses from insurance	—	0.3	—	—	—
Total non-comparable items	—	0.5	2.2	0.1	0.1
Adjusted EBIT	261.1	37.9	0.2	4.8	(23.9)
Depreciation	9.2	6.3	6.1	1.5	0.9
Amortization	5.0	18.9	12.1	4.2	0.5
Adjusted EBITDA	$275.3	$63.1	$18.4	$10.5	$(22.5)
Divided by:
Total revenues	$881.1	$359.1	$185.0	$71.1	$—
Adjusted EBITDA margin	31.2%	17.6%	9.9%	14.8%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income.

	Three Months Ended March 31, 2021
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$110.7	$10.6	$(10.7)	$4.3	$(30.2)
Non-operating expense (income)(1)	2.3	(0.1)	—	0.4	1.0
EBIT	108.4	10.7	(10.7)	3.9	(31.2)
Exit and disposal, and facility rationalization costs	—	—	2.5	0.6	—
Inventory step-up amortization and acquisition costs	—	—	—	0.1	0.8
Losses from acquisitions and disposals	2.3	—	0.3	—	0.8
Total non-comparable items	2.3	—	2.8	0.7	1.6
Adjusted EBIT	110.7	10.7	(7.9)	4.6	(29.6)
Depreciation	9.2	2.7	6.3	1.2	0.9
Amortization	4.0	7.5	12.6	4.4	0.5
Adjusted EBITDA	$123.9	$20.9	$11.0	$10.2	$(28.2)
Divided by:
Total revenues	$556.4	$162.9	$155.8	$65.8	$—
Adjusted EBITDA margin	22.3%	12.8%	7.1%	15.5%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income.

Outlook
Our expectations for segment and total revenues for 2022, compared to 2021 follow:

	2022 Revenue	Primary Drivers
Carlisle Construction Materials	~30% growth	•Proactive pricing measures gaining traction •Strong re-roofing demand •Increasing demand for energy-efficient building products
Carlisle Weatherproofing Technologies	~55 to 60% growth	•Henry acquisition •Strong demand in all product lines
Carlisle Interconnect Technologies	Low double-digit growth	•Growing commercial aerospace and medical backlogs
Carlisle Fluid Technologies	~10% growth	•Focus on new product introductions and price discipline •Markets strengthening
Total Carlisle	Over 30% growth
For the year 2022, we expect:
•Corporate expenses of approximately $120 million;
•Depreciation and amortization expense of approximately $250 million;
•Capital expenditures of approximately $175 million;
•Interest expense, net of interest income, of approximately $90 million; and
•Base tax rate of approximately 24-25%.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential or expected impacts of the global COVID-19 pandemic. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of the COVID-19 pandemic on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; and the outcome of pending and future litigation and governmental proceedings; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2022. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During third quarter of 2021, the Company completed its acquisition of ASP Henry Holdings, Inc. (“Henry”). This acquisition is material to the Company's results of operations, financial position and cash flows. Refer to Note 3 for additional information regarding the Henry acquisition.
The Company is currently in the process of integrating Henry, including internal controls and procedures and extending its Sarbanes-Oxley Act Section 404 compliance program to include Henry. The Company anticipates a successful integration of Henry's operations and internal controls and procedures and will continue to evaluate its internal control over financial reporting as the Company executes integration activities. The Company's assessment of the effectiveness of controls and procedures for the year ended December 31, 2022, will include Henry.
During the first the first three months of months of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2022:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	0.3	$236.03	0.2	4.8
February	—	237.15	—	4.8
March	0.3	237.42	0.3	4.5
Total	0.6		0.5
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2022, there were approximately 0.1 million shares reacquired in transactions outside of the share repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On February 2, 2021, the Company's Board of Directors approved a 5 million share increase in the Company's share repurchase program. The share repurchase program has no expiration date, does not obligate the Company to purchase any specified amount of shares and remains subject to the discretion of the Board of Directors.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	April 29, 2022	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer