Form 10-Q
period 2022-06-30
CARLISLE COMPANIES INC
filed 2022-07-28
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
On July 21, 2022, there were 51,724,287 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,846.9	$1,177.8	$3,343.2	$2,118.7

Cost of goods sold	1,214.9	870.1	2,220.3	1,566.1
Selling and administrative expenses	210.6	161.3	413.6	312.1
Research and development expenses	12.6	13.8	24.9	24.2
Other operating income, net	(1.8)	(1.2)	(3.5)	(2.2)
Operating income	410.6	133.8	687.9	218.5
Interest expense, net	22.4	19.2	45.0	38.4
Interest income	(0.6)	(0.4)	(0.8)	(0.9)
Other non-operating expense, net	2.5	1.1	2.6	4.7
Income from continuing operations before income taxes	386.3	113.9	641.1	176.3
Provision for income taxes	90.4	19.8	150.9	33.1
Income from continuing operations	295.9	94.1	490.2	143.2

Discontinued operations:
Income before income taxes	4.8	6.3	4.1	10.8
(Benefit from) provision for income taxes	(0.8)	1.1	(0.8)	2.5
Income from discontinued operations	5.6	5.2	4.9	8.3
Net income	$301.5	$99.3	$495.1	$151.5

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.70	$1.79	$9.41	$2.71
Income from discontinued operations	0.11	0.10	0.09	0.16
Basic earnings per share	$5.81	$1.89	$9.50	$2.87

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.62	$1.77	$9.28	$2.68
Income from discontinued operations	0.11	0.10	0.09	0.16
Diluted earnings per share	$5.73	$1.87	$9.37	$2.84

Average shares outstanding:
Basic	51.8	52.3	52.0	52.7
Diluted	52.5	53.0	52.7	53.3

Comprehensive income:
Net income	$301.5	$99.3	$495.1	$151.5
Other comprehensive income (loss):
Foreign currency (losses) gains	(40.8)	6.8	(37.3)	(6.5)
Amortization of unrecognized net periodic benefit costs, net of tax	1.0	1.2	2.0	2.4
Other, net of tax	(1.0)	0.3	(1.7)	(1.7)
Other comprehensive (loss) income	(40.8)	8.3	(37.0)	(5.8)
Comprehensive income	$260.7	$107.6	$458.1	$145.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$353.2	$324.4
Receivables, net of allowance for credit losses of $5.7 million and $5.3 million, respectively	1,179.0	814.6
Inventories, net	780.9	605.1
Contract assets	78.5	72.1
Prepaid expenses	32.2	49.9
Other current assets	108.8	284.8
Total current assets	2,532.6	2,150.9

Property, plant, and equipment, net	785.1	759.9
Goodwill, net	2,201.6	2,199.0
Other intangible assets, net	1,930.4	2,008.7
Other long-term assets	128.0	128.3
Total assets	$7,577.7	$7,246.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$549.6	$432.4
Current portion of debt	352.2	352.0
Accrued and other current liabilities	320.0	351.2
Contract liabilities	37.9	33.9
Total current liabilities	1,259.7	1,169.5

Long-term liabilities:
Long-term debt, less current portion	2,577.7	2,575.4
Contract liabilities	255.8	250.0
Other long-term liabilities	609.4	622.4
Total long-term liabilities	3,442.9	3,447.8

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 51.5 and 52.0 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	490.9	481.5
Treasury shares, at cost (26.9 and 26.4 shares, respectively)	(2,228.4)	(2,063.2)
Accumulated other comprehensive loss	(142.2)	(105.2)
Retained earnings	4,676.1	4,237.7
Total stockholders' equity	2,875.1	2,629.5
Total liabilities and equity	$7,577.7	$7,246.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities:
Net income	$495.1	$151.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation	48.0	46.3
Amortization	79.2	60.8
Lease expense	14.2	13.5
Stock-based compensation	15.8	8.7
Deferred taxes	0.4	0.7
Other operating activities, net	3.0	9.5
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(372.2)	(190.7)
Inventories	(184.4)	(40.6)
Contract assets	(6.5)	13.7
Prepaid expenses and other assets	33.4	16.3
Accounts payable	121.2	118.3
Accrued and other current liabilities	(7.3)	(20.9)
Contract liabilities	10.4	6.8
Other long-term liabilities	(26.8)	(22.4)
Net cash provided by operating activities	223.5	171.5

Investing activities:
Proceeds from sale of discontinued operation, net of cash disposed	132.0	—
Capital expenditures	(82.7)	(55.1)
Acquisitions, net of cash acquired	(24.7)	—
Investment in securities	10.3	(10.2)
Other investing activities, net	2.0	1.8
Net cash provided by (used in) investing activities	36.9	(63.5)

Financing activities:
Repurchases of common stock	(175.0)	(265.6)
Dividends paid	(56.7)	(56.0)
Proceeds from exercise of stock options	16.0	45.6
Withholding tax paid related to stock-based compensation	(12.5)	(7.7)
Other financing activities, net	(1.7)	(0.8)
Net cash used in financing activities	(229.9)	(284.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.7)	(0.3)
Change in cash and cash equivalents	28.8	(176.8)
Less: change in cash and cash equivalents of discontinued operations	—	7.0
Cash and cash equivalents at beginning of period	324.4	897.1
Cash and cash equivalents at end of period	$353.2	$713.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of March 31, 2021	52.1	$78.7	$443.4	$(111.1)	$3,952.4	26.3	$(1,951.6)	$2,411.8
Net income	—	—	—	—	99.3	—	—	99.3
Other comprehensive income, net of tax	—	—	—	8.3	—	—	—	8.3
Dividends - $0.525 per share	—	—	—	—	(27.5)	—	—	(27.5)
Repurchases of common stock	(0.6)	—	—	—	—	0.6	(115.6)	(115.6)
Issuances and deferrals, net for stock based compensation(1)	0.4	—	16.7	—	—	(0.4)	24.9	41.6
Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9

Balance as of March 31, 2022	51.6	$78.7	$483.5	$(101.4)	$4,402.6	26.8	$(2,184.8)	$2,678.6
Net income	—	—	—	—	301.5	—	—	301.5
Other comprehensive loss, net of tax	—	—	—	(40.8)	—	—	—	(40.8)
Dividends - $0.54 per share	—	—	—	—	(28.0)	—	—	(28.0)
Repurchases of common stock	(0.2)	—	—	—	—	0.2	(50.0)	(50.0)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	7.4	—	—	(0.1)	6.4	13.8
Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	151.5	—	—	151.5
Other comprehensive loss, net of tax	—	—	—	(5.8)	—	—	—	(5.8)
Dividends - $1.05 per share	—	—	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock	(1.6)	—	—	—	—	1.6	(265.6)	(265.6)
Issuances and deferrals, net for stock-based compensation(1)	0.6	—	18.4	—	—	(0.6)	37.7	56.1
Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9

Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	495.1	—	—	495.1
Other comprehensive loss, net of tax	—	—	—	(37.0)	—	—	—	(37.0)
Dividends - $1.08 per share	—	—	—	—	(56.7)	—	—	(56.7)
Repurchases of common stock	(0.7)	—	—	—	—	0.7	(175.0)	(175.0)
Issuances and deferrals, net for stock-based compensation(1)	0.2	—	9.4	—	—	(0.2)	9.8	19.2
Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1
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
Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials ("CCM")—this segment produces a complete line of premium single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including EPDM, TPO and PVC membrane, polyiso insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.
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

A summary of segment information follows:

	Three Months Ended June 30,
	2022		2021
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,113.4	$358.9	$722.8	$155.0
Carlisle Weatherproofing Technologies	448.9	59.0	214.5	22.4
Carlisle Interconnect Technologies	212.6	7.9	168.9	(12.9)
Carlisle Fluid Technologies	72.0	7.0	71.6	6.6
Segment total	1,846.9	432.8	1,177.8	171.1
Corporate, unallocated and eliminations(1)	—	(22.2)	—	(37.3)
Total	$1,846.9	$410.6	$1,177.8	$133.8

	Six Months Ended June 30,
	2022		2021
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,994.5	$620.0	$1,279.2	$265.7
Carlisle Weatherproofing Technologies	808.0	96.5	377.4	33.0
Carlisle Interconnect Technologies	397.6	5.4	324.7	(23.6)
Carlisle Fluid Technologies	143.1	11.8	137.4	10.9
Segment total	3,343.2	733.7	2,118.7	286.0
Corporate and unallocated(1)	—	(45.8)	—	(67.5)
Total	$3,343.2	$687.9	$2,118.7	$218.5
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 3—Acquisitions
MBTechnology
On February 1, 2022, the Company acquired 100% of the equity of MBTechnology (“MBTech”), for consideration of $26.3 million, including $1.6 million of cash acquired and post-closing adjustments, which were finalized in the second quarter of 2022. MBTech is a manufacturer of energy-efficient roofing and underlayment systems for residential and commercial applications.
In the three months ended June 30, 2022, and for the period from February 1, 2022 to June 30, 2022, the related product lines contributed revenues of $4.1 million and $6.1 million, respectively. The related product lines contributed operating income of $0.1 million for the period from February 1, 2022 to June 30, 2022. The results of operations of MBTech are reported within the CWT segment.
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
ASP Henry Holdings, Inc.
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

	Unaudited Pro Forma
(in millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$1,324.3	$2,378.9
Income from continuing operations	100.5	150.0
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the preliminary fair value adjustments of the acquired net assets of $14.4 million in the three months ended June 30, 2021 and $28.8 million in the six months ended June 30, 2021, together with the associated tax effects.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 9/1/2021		As of 6/30/2022
Total cash consideration transferred	$1,608.2	$(2.6)	$1,605.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3	—	34.3
Receivables, net	79.0	—	79.0
Inventories	59.4	(7.9)	51.5
Prepaid expenses and other current assets	10.5	0.2	10.7
Property, plant and equipment	53.6	8.2	61.8
Intangible assets	735.1	445.9	1,181.0
Other long-term assets	3.6	8.3	11.9
Accounts payable	(77.9)	2.2	(75.7)
Accrued and other current liabilities	(28.7)	(0.4)	(29.1)
Short-term debt	(1.0)	—	(1.0)
Contract liabilities	(2.6)	—	(2.6)
Other long-term debt	(0.8)	—	(0.8)
Other long-term liabilities	(5.9)	(9.8)	(15.7)
Deferred income taxes	(153.4)	(107.8)	(261.2)
Total identifiable net assets	705.2	338.9	1,044.1
Goodwill	$903.0	$(341.5)	$561.5
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

The preliminary fair value and weighted average useful lives of the acquired intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$914.0	18
Technologies	46.5	11
Software	0.1	4
Indefinite-lived trade name	220.4	N/A
Total	$1,181.0
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $261.2 million.
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
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

(in millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenues	$98.8	$186.9

Cost of goods sold	76.1	147.4
Other operating expenses, net	11.8	23.8
Operating income	10.9	15.7
Other non-operating (income) expense, net	(0.1)	0.2
Income from discontinued operations before income taxes and loss on sale	11.0	15.5
Pre-close transaction expenses(1)	4.7	4.7
Income from discontinued operations before income taxes	6.3	10.8
Provision for income taxes	1.1	2.5
Income from discontinued operations	$5.2	$8.3
(1)Includes legal fees and stock-compensation expense directly related to the sale incurred prior to the closing of the transaction.
Income from discontinued operations in the second quarter and the first six months of 2022 primarily reflects a gain on the sale of real estate associated with the 2021 sale of the equity interests and assets comprising the CBF segment.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, follows:

(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(2.1)	$10.8
Net cash provided by (used in) investing activities	132.0	(5.6)
Net cash (used in) provided by financing activities(1)	(129.9)	1.8
Change in cash and cash equivalents from discontinued operations	$—	$7.0
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Income from continuing operations	$295.9	$94.1	$490.2	$143.2
Less: dividends declared	(28.0)	(27.5)	(56.7)	(56.0)
Undistributed earnings	267.9	66.6	433.5	87.2
Percent allocated to common stockholders (1)	99.7%	99.7%	99.7%	99.7%
Undistributed earnings allocated to common stockholders	267.2	66.4	432.4	86.9
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	27.9	27.5	56.6	55.9
Income from continuing operations attributable to common stockholders	$295.1	$93.9	$489.0	$142.8

Shares:
Basic weighted-average shares outstanding	51.8	52.3	52.0	52.7
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.1
Stock options	0.5	0.5	0.5	0.5
Diluted weighted-average shares outstanding	52.5	53.0	52.7	53.3

Per share income from continuing operations attributable to common shares:
Basic	$5.70	$1.79	$9.41	$2.71
Diluted	$5.62	$1.77	$9.28	$2.68

(1) Basic weighted-average shares outstanding	51.8	52.3	52.0	52.7
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	51.9	52.5	52.1	52.8
Percent allocated to common stockholders	99.7%	99.7%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$5.6	$5.2	$4.9	$8.3
Net income attributable to common stockholders for basic and diluted earnings per share	300.8	99.2	493.9	151.1
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.2	—	0.2	0.3
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022, follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Extended service warranties	$12.3	$23.5	$22.5	$21.5	$20.6	$19.5	$159.4
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

(in millions)	2022	2021
Balance as of January 1	$283.9	$268.3
Revenue recognized	(38.1)	(32.0)
Revenue deferred	47.9	38.7
Balance as of June 30	$293.7	$275.0
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

(in millions)	2022	2021
Balance as of January 1	$72.1	$84.5
Balance as of June 30	78.5	71.5
Change in contract assets	$6.4	$(13.0)

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$1,113.4	$368.9	$—	$—	$1,482.3
Aerospace	—	—	94.6	—	94.6
Medical	—	—	78.1	—	78.1
Transportation	—	—	—	39.6	39.6
Heavy equipment	—	27.3	—	—	27.3
General industrial and other	—	52.7	39.9	32.4	125.0
Total revenues	$1,113.4	$448.9	$212.6	$72.0	$1,846.9

	Three Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$722.8	$159.1	$—	$—	$881.9
Aerospace	—	—	74.0	—	74.0
Medical	—	—	59.1	—	59.1
Transportation	—	—	—	35.9	35.9
Heavy equipment	—	22.9	—	—	22.9
General industrial and other	—	32.5	35.8	35.7	104.0
Total revenues	$722.8	$214.5	$168.9	$71.6	$1,177.8

	Six Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$1,994.5	$667.2	$—	$—	$2,661.7
Aerospace	—	—	177.9	—	177.9
Medical	—	—	142.7	—	142.7
Transportation	—	—	—	78.0	78.0
Heavy equipment	—	58.1	—	—	58.1
General industrial and other	—	82.7	77.0	65.1	224.8
Total revenues	$1,994.5	$808.0	$397.6	$143.1	$3,343.2

	Six Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$1,279.2	$276.8	$—	$—	$1,556.0
Aerospace	—	—	139.9	—	139.9
Medical	—	—	114.3	—	114.3
Transportation	—	—	—	69.7	69.7
Heavy equipment	—	43.2	—	—	43.2
General industrial and other	—	57.4	70.5	67.7	195.6
Total revenues	$1,279.2	$377.4	$324.7	$137.4	$2,118.7

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$1,009.4	$403.8	$150.2	$36.1	$1,599.5
International:
Europe	62.8	5.1	17.5	11.7	97.1
North America (excluding U.S.)	32.6	35.9	8.8	3.3	80.6
Asia and Middle East	5.0	1.9	27.2	19.5	53.6
Africa	0.5	0.5	3.2	0.2	4.4
Other	3.1	1.7	5.7	1.2	11.7
Total international	104.0	45.1	62.4	35.9	247.4
Total revenues	$1,113.4	$448.9	$212.6	$72.0	$1,846.9

	Three Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$633.8	$197.7	$126.8	$31.4	$989.7
International:
Europe	61.9	2.2	16.3	13.6	94.0
North America (excluding U.S.)	22.5	8.7	2.5	2.8	36.5
Asia and Middle East	4.4	5.0	20.4	22.3	52.1
Africa	0.1	0.9	0.9	0.2	2.1
Other	0.1	—	2.0	1.3	3.4
Total international	89.0	16.8	42.1	40.2	188.1
Total revenues	$722.8	$214.5	$168.9	$71.6	$1,177.8

	Six Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$1,796.9	$722.3	$280.1	$69.5	$2,868.8
International:
Europe	122.7	10.5	35.7	24.6	193.5
North America (excluding U.S.)	60.2	64.1	19.6	7.8	151.7
Asia and Middle East	7.7	4.8	46.5	38.8	97.8
Africa	1.2	2.7	5.9	0.4	10.2
Other	5.8	3.6	9.8	2.0	21.2
Total international	197.6	85.7	117.5	73.6	474.4
Total revenues	$1,994.5	$808.0	$397.6	$143.1	$3,343.2

	Six Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$1,113.1	$344.7	$238.3	$62.0	$1,758.1
International:
Europe	116.2	8.5	30.7	26.1	181.5
North America (excluding U.S.)	37.9	16.9	7.0	5.3	67.1
Asia and Middle East	9.1	6.4	42.3	41.7	99.5
Africa	1.3	0.9	2.2	0.4	4.8
Other	1.6	—	4.2	1.9	7.7
Total international	166.1	32.7	86.4	75.4	360.6
Total revenues	$1,279.2	$377.4	$324.7	$137.4	$2,118.7

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock option awards	$2.3	$2.3	$5.4	$5.9
Restricted stock awards	1.7	1.7	5.0	3.9
Performance share awards	2.2	1.8	5.4	4.3
Stock appreciation rights	—	5.9	—	9.0
Total stock-based compensation cost incurred	6.2	11.7	15.8	23.1
Capitalized cost during the period	—	(5.9)	—	(9.3)
Amortization of capitalized cost during the period	—	8.8	—	14.3
Total stock-based compensation expense	$6.2	$14.6	$15.8	$28.1
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
CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take a remaining six to nine months to complete. During the three and six months ended June 30, 2022, exit and disposal costs totaled $0.4 million and $1.2 million, respectively, primarily for employee termination benefit costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $4.8 million, with approximately $2.0 million costs remaining to be incurred, primarily in 2022.
In the fourth quarter of 2021, the Company completed its project to relocate its manufacturing operations in Kent, Washington, as a result of market declines resulting from the COVID-19 pandemic for cumulative exit and disposal costs of $14.2 million. During the three and six months ended June 30, 2021, exit and disposal costs totaled $4.5 million and $5.1 million, respectively, primarily for employee termination benefit costs.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accelerated depreciation and impairments	$0.7	$2.1	$1.3	$2.1
Employee severance and benefit arrangements	0.2	3.2	1.3	5.1
Facility cleanup costs	0.1	—	0.2	(1.0)
Lease termination costs	—	—	0.1	—
Relocation costs	—	0.2	—	0.3
Other restructuring costs	0.1	1.1	0.4	1.5
Total exit and disposal costs	$1.1	$6.6	$3.3	$8.0
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Carlisle Interconnect Technologies	$1.1	$6.6	$3.0	$7.9
Carlisle Weatherproofing Technologies	—	—	0.3	—
Carlisle Fluid Technologies	—	—	—	0.1
Total exit and disposal costs	$1.1	$6.6	$3.3	$8.0

The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$1.0	$3.6	$2.9	$4.4
Selling and administrative expenses	0.1	2.8	0.4	3.4
Research and development expenses	—	0.2	—	0.2
Total exit and disposal costs	$1.1	$6.6	$3.3	$8.0
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2021	$6.5
Charges	3.3
Settlements	(8.3)
Balance as of June 30, 2022	$1.5
The liability of $1.5 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2022, was 23.5%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax impact of $1.7 million related to discrete activity.
The effective income tax rate on continuing operations for the six months ended June 30, 2021, was 18.8%.
Note 10—Inventories, net

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$373.0	$288.0
Work-in-process	95.5	76.2
Finished goods	344.9	271.0
Reserves	(32.5)	(30.1)
Inventories, net	$780.9	$605.1
Note 11—Accrued and Other Current Liabilities

(in millions)	June 30, 2022	December 31, 2021
Compensation and benefits	$113.2	$136.2
Customer incentives	96.2	97.9
Standard product warranties	25.0	26.8
Income and other accrued taxes	18.6	19.4
Other accrued liabilities	67.0	70.9
Accrued and other current liabilities	$320.0	$351.2
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

(in millions)	2022	2021
Balance as of January 1	$26.8	$30.0
Provision	4.7	0.1
Claims	(6.0)	(2.3)
Foreign exchange	(0.5)	(0.2)
Balance as of June 30	$25.0	$27.6
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
2.20% Notes due 2032	$550.0	$550.0	$429.4	$529.7
2.75% Notes due 2030	750.0	750.0	633.3	764.6
3.75% Notes due 2027	600.0	600.0	577.9	645.8
3.50% Notes due 2024	400.0	400.0	396.0	419.8
0.55% Notes due 2023	300.0	300.0	289.9	297.5
3.75% Notes due 2022	350.0	350.0	350.5	356.2
Unamortized discount, debt issuance costs and other	(20.1)	(22.6)
Total long term-debt	2,929.9	2,927.4
Less: current portion of debt	352.2	352.0
Long term-debt, less current portion	$2,577.7	$2,575.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the six months ended June 30, 2022, there were no borrowings or repayments under the Facility. As of June 30, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of June 30, 2022 and December 31, 2021.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2022 and December 31, 2021, the Company had $18.1 million and $18.9 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $91.9 million was available for use as of June 30, 2022.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	0.8	0.7	1.6	1.4
Expected return on plan assets	(2.4)	(2.5)	(4.8)	(4.9)
Amortization of unrecognized loss(1)	1.2	1.6	2.5	3.2
Settlement expense	0.5	0.5	0.9	0.9
Net periodic benefit cost	$0.7	$1.0	$1.4	$2.0
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.3) million and $(0.6) million for the three and six months ended June 30, 2022, respectively, and $(0.4) million and $(0.8) million for the three and six months ended June 30, 2021, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	June 30, 2022		December 31, 2021
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$0.7	$121.7	$2.7	$127.6
Non-designated hedges	(0.1)	114.5	0.2	82.5
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and six months ended June 30, 2022 and 2021. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and six months ended June 30, 2022 and 2021, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had $5.0 million and $5.7 million of cash, respectively, and $7.4 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of June 30, 2022 and December 31, 2021, the Company had $19.7 million and $30.3 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of June 30, 2022, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
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
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of June 30, 2022, the Company believes such liabilities are not material to the Company’s financial position, results of operations, or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading supplier of innovative building envelope products and energy-efficient solutions for customers creating sustainable buildings of the future. Through our Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT") businesses and family of leading brands, Carlisle delivers innovative, labor-reducing and environmentally responsible products and solutions to customers across the world through the Carlisle Experience. Over the life of a building, Carlisle’s products help drive lower greenhouse gas emissions, improve energy savings for building owners and operators, and increase a building’s resiliency to the elements. Driven by our strategic plan, Vision 2025, Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. Carlisle also is a leading provider of products to the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") business segments.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
Carlisle continued our outstanding performance this quarter, especially as we operate in this highly challenging and uncertain environment. Despite these challenges, the Carlisle team continues to live our culture of perseverance, continuous improvement and unwavering focus on delivering results.
As we move past the mid-point of 2022 and reflect on our Vision 2025 strategic plan that we launched in 2018, we are encouraged by our second quarter results. We believe these results clearly demonstrate Carlisle is exceeding expectations and is on pace to achieve much of what we set out to accomplish in Vision 2025, including our goal to deliver $15 of earnings per share.
Achievements in the second quarter included:
•Our pivot to a more concentrated building products platform continued with the first full quarter of performance for our new CCM and CWT divisions. Both teams experienced a second quarter marked by strong demand, robust backlogs and solid execution;
•A further reinforcement of our differentiated approach to pricing that reflects the value of the Carlisle Experience, and the benefits of our products that contribute to the energy efficiency of buildings;
•A continued and disciplined approach to capital allocation, including acquisitions, highlighted by ASP Henry Holdings, Inc. ("Henry"), which continues to exceed expectations and deliver on our synergy commitments of $30 million;
•Investing in our businesses to expand capacity, drive innovation, and develop world-class capabilities, including:
◦Ongoing construction of our state-of-the-art polyiso insulation facility built to LEED specifications in Sikeston, Missouri, which is on track to be operational in the second quarter of 2023; and
◦Launching of our 6th TPO line in Carlisle, Pennsylvania, which, in September, will introduce to the market an industry-first 16-foot-wide TPO membrane, and is expected to result in significant labor savings, improved installation quality and less packaging waste for our installers;
•A continued commitment to the introduction of new products, which accounted for over $100 million of revenues in the second quarter;
In the first six months of 2022, we returned $56.7 million in the form of dividends, continuing our 45 year trend of continuous and annually increasing dividends, and repurchased $175.0 million of shares, adding to our cumulative share repurchases since 2017 of nearly $2 billion.
Vision 2025 continues to provide the Carlisle team with the clarity to navigate a complex and rapidly evolving environment, a culture of continuous improvement, and a drive to employ and develop the best talent, all the while ensuring our teams know who we are and what we are trying to achieve. Our outlook remains optimistic for the rest of 2022 and the long term.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,846.9	$1,177.8	$3,343.2	$2,118.7
Operating income	$410.6	$133.8	$687.9	$218.5
Operating margin	22.2%	11.4%	20.6%	10.3%
Income from continuing operations	$295.9	$94.1	$490.2	$143.2
Income from discontinued operations	$5.6	$5.2	$4.9	$8.3
Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.62	$1.77	$9.28	$2.68
Income from discontinued operations	$0.11	$0.10	$0.09	$0.16

Adjusted EBITDA(1)	$472.2	$191.7	$817.0	$329.5
Adjusted EBITDA margin(1)	25.6%	16.3%	24.4%	15.6%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
Revenues increased in the second quarter and the first six months of 2022 primarily reflecting positive pricing and higher volumes in all segments and contributions from the acquisition of Henry in the CWT segment, partially offset by unfavorable foreign currency impacts.
The increase in operating margin percentage in the second quarter and the first six months of 2022 primarily reflected positive pricing, higher volumes and favorable product mix, partially offset by raw material and wage inflation across all segments.
Diluted earnings per share from continuing operations increased primarily reflecting improved operating income performance ($3.93 per share in the second quarter of 2022 and $6.64 per share in the first six months of 2022) and reduced average shares outstanding ($0.06 per share in the second quarter of 2022 and $0.11 per share in the first six months of 2022) resulting from purchases under our share repurchase program, partially offset by a higher effective tax rate ($0.08 per share in the second quarter of 2022 and $0.10 per share in the first six months of 2022) and higher interest expense ($0.05 per share in the second quarter of 2022 and $0.09 per share in the first six months of 2022).
We generated $223.5 million in operating cash flow in the first six months of 2022 and utilized cash on hand and cash provided by operations to return capital to stockholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended June 30	$1,846.9	$1,177.8	$669.1	56.8%	15.5%	42.2%	(0.9)%
Six months ended June 30	$3,343.2	$2,118.7	$1,224.5	57.8%	15.1%	43.4%	(0.7)%
Revenues increased in the second quarter and the first six months of 2022 primarily reflecting positive pricing and higher sales volumes across all segments and contributions from the acquisition of Henry in the CWT segment, partially offset by unfavorable foreign currency impacts.

Gross Margin

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Gross margin	$632.0	$307.7	$324.3	105.4%	$1,122.9	$552.6	$570.3	103.2%
Gross margin percentage	34.2%	26.1%			33.6%	26.1%
Depreciation and amortization	$25.4	$24.1			$52.4	$48.7
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the second quarter and the first six months of 2022, driven by positive pricing and higher volumes, partially offset by raw material and wage inflation. Also included in cost of goods sold were exit and disposal costs totaling $1.0 million and $2.9 million for the second quarter and the first six months of 2022, respectively, primarily at CIT attributable to our restructuring initiatives, compared with $3.6 million and $4.4 million for the second quarter and the first six months of 2021, respectively. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Selling and administrative expenses	$210.6	$161.3	$49.3	30.6%	$413.6	$312.1	$101.5	32.5%
As a percentage of revenues	11.4%	13.7%			12.4%	14.7%
Depreciation and amortization	$36.3	$25.0			$73.6	$49.2
The increase in selling and administrative expenses in the second quarter and the first six months of 2022 primarily reflected incremental costs in the CWT segment from the addition of Henry, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.1 million and $0.4 million for the second quarter and the first six months of 2022, respectively, primarily at CIT attributable to our restructuring initiatives, compared with $2.8 million and $3.4 million for the second quarter and the first six months of 2021, respectively. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Research and development expenses	$12.6	$13.8	$(1.2)	(8.7)%	$24.9	$24.2	$0.7	2.9%
As a percentage of revenues	0.7%	1.2%			0.7%	1.1%
Depreciation and amortization	$0.8	$0.4			$1.2	$0.9
Research and development expenses were lower in the second quarter of 2022, primarily reflecting lower new product development expenses at our CIT segment. Research and development expenses were higher in the first six months of 2022, primarily reflecting higher new product development expenses at our CWT segment.
Other Operating Income, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Other operating income, net	$(1.8)	$(1.2)	$(0.6)	50.0%	$(3.5)	$(2.2)	$(1.3)	59.1%
Other operating income, net in the 2022 periods primarily reflected rebates ($1.2 million in the second-quarter and $2.2 million in the first six months) and royalty income ($0.5 million in the second quarter and $0.9 million in the first six months).
Other operating income, net in the 2021 periods primarily reflected rebates ($0.8 million in the second-quarter and $1.7 million in the first six months) and royalty income ($0.4 million in the second quarter and $0.7 million in the first six months), partially offset by an insurance settlement of $0.5 million in both the second quarter and first six months at CCM.

Operating Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Operating income	$410.6	$133.8	$276.8	206.9%	$687.9	$218.5	$469.4	214.8%
Operating margin percentage	22.2%	11.4%			20.6%	10.3%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Interest expense, net	$22.4	$19.2	$3.2	16.7%	$45.0	$38.4	$6.6	17.2%
Interest expense, net of capitalized interest, increased in the second quarter and the first six months of 2022 primarily reflecting higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and $300.0 million of 0.55% unsecured senior notes completed in September 2021. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Interest income	$(0.6)	$(0.4)	$(0.2)	50.0%	$(0.8)	$(0.9)	$0.1	(11.1)%
Interest income increased during the second quarter of 2022 primarily reflecting higher yields.
Other Non-operating Expense, net

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Other non-operating expense, net	$2.5	$1.1	$1.4	NM	$2.6	$4.7	$(2.1)	NM
Other non-operating expense, net, in the second quarter and the first six months of 2022 primarily reflected unrealized losses on Rabbi Trust investments and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense, net in the first six months of 2021 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation ("Petersen") acquisition resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Provision for income taxes	$90.4	$19.8	$70.6	356.6%	$150.9	$33.1	$117.8	355.9%
Effective tax rate	23.4%	17.4%			23.5%	18.8%
The effective income tax rate on continuing operations for the first six months of 2022 was 23.5%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax impact of $1.7 million related to discrete activity.
The effective income tax rate on continuing operations for the first six months of 2021 was 18.8%.

Income from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Income from discontinued operations before income taxes	$4.8	$6.3	$(1.5)	NM	$4.1	$10.8	$(6.7)	NM
(Benefit from) provision for income taxes	(0.8)	1.1			(0.8)	2.5
Income from discontinued operations	$5.6	$5.2			$4.9	$8.3
Income from discontinued operations in the second quarter and the first six months of 2022 primarily reflects a gain on the sale of real estate associated with the 2021 sale of the equity interests and assets comprising the Carlisle Brake & Friction ("CBF") segment. Income from discontinued operations in the second quarter and the first six months of 2021 reflects the operating results from the CBF segment, partially offset by pre-closing transaction expenses.
Segment Results of Operations
Carlisle Construction Materials

This segment produces a complete line of premium energy-efficient single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including EPDM, TPO and PVC membrane, polyiso insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$1,113.4	$722.8	$390.6	54.0%	—%	54.9%	(0.9)%
Operating income	$358.9	$155.0	$203.9	131.5%
Operating margin	32.2%	21.4%
Adjusted EBITDA(1)	$371.3	$168.3	$203.0	120.6%
Adjusted EBITDA margin(1)	33.3%	23.3%

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$1,994.5	$1,279.2	$715.3	55.9%	—%	56.6%	(0.7)%
Operating income	$620.0	$265.7	$354.3	133.3%
Operating margin	31.1%	20.8%
Adjusted EBITDA(1)	$646.6	$292.2	$354.4	121.3%
Adjusted EBITDA margin(1)	32.4%	22.8%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CCM’s revenue increased in the second quarter and the first six months of 2022 primarily reflecting positive pricing across all product lines and the strength of U.S. commercial roofing demand.
CCM’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2022 primarily reflected positive pricing, higher volumes, favorable product mix, and savings from Carlisle Operating System ("COS"), partially offset by raw material, freight and wage inflation.

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

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$448.9	$214.5	$234.4	109.3%	85.3%	24.4%	(0.4)%
Operating income	$59.0	$22.4	$36.6	163.4%
Operating margin	13.1%	10.4%
Adjusted EBITDA(1)	$83.5	$32.9	$50.6	153.8%
Adjusted EBITDA margin(1)	18.6%	15.3%

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$808.0	$377.4	$430.6	114.1%	85.0%	29.4%	(0.3)%
Operating income	$96.5	$33.0	$63.5	192.4%
Operating margin	11.9%	8.7%
Adjusted EBITDA(1)	$146.6	$53.8	$92.8	172.5%
Adjusted EBITDA margin(1)	18.1%	14.3%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CWT’s revenue increased in the second quarter and the first six months of 2022 primarily reflecting contributions from the Henry acquisition, positive pricing and strength across all our product lines.
CWT’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2022 primarily reflected positive pricing, contributions from the Henry acquisition, higher volumes, favorable product mix and savings from COS, partially offset by raw material, freight and wage inflation.
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

During the third quarter of 2021, we announced the closure of our manufacturing operations in Carlsbad, California, and the relocation of those operations to our existing facilities in North America. The project is estimated to take a remaining six to nine months to complete. Total projected costs are expected to approximate $5.8 million, with approximately $2.6 million costs remaining to be incurred.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$212.6	$168.9	$43.7	25.9%	—%	26.1%	(0.2)%
Operating income (loss)	$7.9	$(12.9)	$20.8	NM
Operating margin	3.7%	(7.6)%
Adjusted EBITDA(1)	$27.0	$13.5	$13.5	100.0%
Adjusted EBITDA margin(1)	12.7%	8.0%

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$397.6	$324.7	$72.9	22.5%	—%	22.5%	—%
Operating income (loss)	$5.4	$(23.6)	$29.0	NM
Operating margin	1.4%	(7.3)%
Adjusted EBITDA(1)	$45.4	$24.5	$20.9	85.3%
Adjusted EBITDA margin(1)	11.4%	7.5%
(1)Adjusted EBITDA and adjusted EBITDA margin is intended to provide investors and others with information about Carlisle's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CIT’s revenue increased in the second quarter and the first six months of 2022 primarily reflected continued strengthening of aerospace and medical end markets.
CIT’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2022 primarily reflected higher volumes, positive pricing, and savings from COS, partially offset by raw material and wage inflation, unfavorable product mix and higher operating expenses.
Carlisle Fluid Technologies
This segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

(in millions)	Three Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$72.0	$71.6	$0.4	0.6%	—%	5.5%	(4.9)%
Operating income	$7.0	$6.6	$0.4	6.1%
Operating margin	9.7%	9.2%
Adjusted EBITDA(1)	$12.2	$11.4	$0.8	7.0%
Adjusted EBITDA margin(1)	16.9%	15.9%

(in millions)	Six Months Ended June 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$143.1	$137.4	$5.7	4.1%	—%	7.5%	(3.4)%
Operating income	$11.8	$10.9	$0.9	8.3%
Operating margin	8.2%	7.9%
Adjusted EBITDA(1)	$22.7	$21.6	$1.1	5.1%
Adjusted EBITDA margin(1)	15.9%	15.7%
(1)Adjusted EBITDA and adjusted EBITDA margin is intended to provide investors and others with information about Carlisle's and its segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.

CFT’s revenue increase in the second quarter and the first six months of 2022 primarily reflected positive pricing, partially offset by unfavorable changes in foreign currency rates.
CFT’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2022 primarily reflected positive pricing and savings from COS, partially offset by raw material and wage inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2022	December 31, 2021
Europe	$65.1	$12.3
North America (excluding U.S.)	36.3	40.8
China	24.1	17.8
Asia Pacific (excluding China)	35.5	12.9
International cash and cash equivalents	161.0	83.8
U.S. cash and cash equivalents	192.2	240.6
Total cash and cash equivalents	$353.2	$324.4
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2021, is primarily related to cash generated from operations and the receipt of the $125 million earn out payment from the sale of CBF, partially offset by share repurchases, capital expenditures and payment of dividends to stockholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $7.9 million in anticipation of those taxes as of June 30, 2022.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 12.
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$223.5	$171.5
Net cash provided by (used in) investing activities	36.9	(63.5)
Net cash used in financing activities	(229.9)	(284.5)
Effect of foreign currency exchange rate changes on cash	(1.7)	(0.3)
Change in cash and cash equivalents	$28.8	$(176.8)
Operating Activities
We generated operating cash flows of $223.5 million for the first six months of 2022 (including working capital uses of $415.8 million), compared with $171.5 million for the first six months of 2021 (including working capital uses of $103.9 million). Higher operating cash flows for the first six months of 2022 primarily reflected higher net income, partially offset by higher working capital uses related to an increase in receivables from higher sales and an increase in inventory from rising raw material costs and increased volume, partially offset by higher payables due to rising raw material costs.
Investing Activities
Cash provided by investing activities of $36.9 million for the first six months of 2022 primarily reflected the proceeds of the contingent consideration from the earn out payment and sale of real estate associated with the 2021 sale of CBF of $132.0 million and proceeds from investment in securities of $10.3 million, partially offset by capital expenditures of $82.7 million and the acquisition of MBTechnology for $24.7 million. Cash used in investing activities of $63.5 million for the first six months of 2021 primarily reflected capital expenditures of $55.1 million and investment in securities of $10.2 million.
Financing Activities
Cash used in financing activities of $229.9 million in the first six months of 2022 primarily reflected share repurchases of $175.0 million and cash dividend payments of $56.7 million, reflecting the increased quarterly dividend of $0.54 per share. Cash used in financing activities of $284.5 million during the first six months of 2021 primarily reflected share repurchases of $265.6 million and dividend payments of $56.0 million.
Debt Instruments
Senior Notes
We have unsecured senior notes outstanding of $350.0 million due November 15, 2022 (at a stated interest rate of 3.75%). We anticipate using cash on hand, availability under the Facility and operating cash flows as potential sources to repay these notes upon maturity.
Revolving Credit Facility
During the first six months of 2022 and 2021, we had no borrowings or repayments under the Facility. As of June 30, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2022 and December 31, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (GAAP)	$301.5	$99.3	$495.1	$151.5
Less: income from discontinued operations (GAAP)	5.6	5.2	4.9	8.3
Income from continuing operations (GAAP)	295.9	94.1	490.2	143.2
Provision for income taxes	90.4	19.8	150.9	33.1
Interest expense, net	22.4	19.2	45.0	38.4
Interest income	(0.6)	(0.4)	(0.8)	(0.9)
EBIT	408.1	132.7	685.3	213.8
Exit and disposal, and facility rationalization costs	0.7	7.5	2.8	10.6
Inventory step-up amortization and transaction costs	0.8	1.3	0.8	2.2
Impairment charges	—	—	0.2	—
Losses from acquisitions and disposals	0.1	0.1	0.4	3.5
Losses from insurance	—	0.5	0.3	0.5
Losses from litigation	—	0.1	—	0.1
Total non-comparable items	1.6	9.5	4.5	16.9
Adjusted EBIT	409.7	142.2	689.8	230.7
Depreciation	24.0	20.3	48.0	40.6
Amortization	38.5	29.2	79.2	58.2
Adjusted EBITDA	$472.2	$191.7	$817.0	$329.5
Divided by:
Total revenues	$1,846.9	$1,177.8	$3,343.2	$2,118.7
Adjusted EBITDA margin	25.6%	16.3%	24.4%	15.6%

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$358.9	$59.0	$7.9	$7.0	$(22.2)
Non-operating expense (income)(1)	0.9	0.1	(0.3)	—	1.8
EBIT	358.0	58.9	8.2	7.0	(24.0)
Exit and disposal, and facility rationalization costs	—	—	0.7	—	—
Inventory step-up amortization and transaction costs	—	0.1	—	—	0.7
(Gains) losses from acquisitions and disposals	(0.1)	—	0.2	—	—
(Gains) losses from litigation	—	—	(0.1)	—	0.1
Total non-comparable items	(0.1)	0.1	0.8	—	0.8
Adjusted EBIT	357.9	59.0	9.0	7.0	(23.2)
Depreciation	9.3	6.4	6.1	1.4	0.8
Amortization	4.1	18.1	11.9	3.8	0.6
Adjusted EBITDA	$371.3	$83.5	$27.0	$12.2	$(21.8)
Divided by:
Total revenues	$1,113.4	$448.9	$212.6	$72.0	$—
Adjusted EBITDA margin	33.3%	18.6%	12.7%	16.9%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$155.0	$22.4	$(12.9)	$6.6	$(37.3)
Non-operating expense (income)(1)	—	0.1	—	1.1	(0.1)
EBIT	155.0	22.3	(12.9)	5.5	(37.2)
Exit and disposal, and facility rationalization costs	—	—	7.7	(0.2)	—
Inventory step-up amortization and transaction costs	—	—	—	—	1.3
(Gains) losses from acquisitions and disposals	(0.1)	—	—	0.2	—
Losses from insurance	0.3	0.2	—	—	—
Losses from litigation	—	—	—	—	0.1
Total non-comparable items	0.2	0.2	7.7	—	1.4
Adjusted EBIT	155.2	22.5	(5.2)	5.5	(35.8)
Depreciation	9.1	2.9	6.0	1.4	0.9
Amortization	4.0	7.5	12.7	4.5	0.5
Adjusted EBITDA	$168.3	$32.9	$13.5	$11.4	$(34.4)
Divided by:
Total revenues	$722.8	$214.5	$168.9	$71.6	$—
Adjusted EBITDA margin	23.3%	15.3%	8.0%	15.9%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$620.0	$96.5	$5.4	$11.8	$(45.8)
Non-operating expense (income)(1)	0.9	0.2	(0.8)	0.1	2.2
EBIT	619.1	96.3	6.2	11.7	(48.0)
Exit and disposal, and facility rationalization costs	—	0.1	2.7	—	—
Inventory step-up amortization and transaction costs	—	—	—	—	0.8
Impairment charges	—	0.2	—	—	—
(Gains) losses from acquisitions and disposals	(0.1)	—	0.4	0.1	—
Losses from insurance	—	0.3	—	—	—
(Gains) losses from litigation	—	—	(0.1)	—	0.1
Total non-comparable items	(0.1)	0.6	3.0	0.1	0.9
Adjusted EBIT	619.0	96.9	9.2	11.8	(47.1)
Depreciation	18.5	12.7	12.2	2.9	1.7
Amortization	9.1	37.0	24.0	8.0	1.1
Adjusted EBITDA	$646.6	$146.6	$45.4	$22.7	$(44.3)
Divided by:
Total revenues	$1,994.5	$808.0	$397.6	$143.1	$—
Adjusted EBITDA margin	32.4%	18.1%	11.4%	15.9%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$265.7	$33.0	$(23.6)	$10.9	$(67.5)
Non-operating expense(1)	2.3	—	—	1.5	0.9
EBIT	263.4	33.0	(23.6)	9.4	(68.4)
Exit and disposal, and facility rationalization costs	—	—	10.2	0.4	—
Inventory step-up amortization and transaction costs	—	—	—	0.1	2.1
Losses from acquisitions and disposals	2.2	—	0.3	0.2	0.8
Losses from insurance	0.3	0.2	—	—	—
Losses from litigation	—	—	—	—	0.1
Total non-comparable items	2.5	0.2	10.5	0.7	3.0
Adjusted EBIT	265.9	33.2	(13.1)	10.1	(65.4)
Depreciation	18.3	5.6	12.3	2.6	1.8
Amortization	8.0	15.0	25.3	8.9	1.0
Adjusted EBITDA	$292.2	$53.8	$24.5	$21.6	$(62.6)
Divided by:
Total revenues	$1,279.2	$377.4	$324.7	$137.4	$—
Adjusted EBITDA margin	22.8%	14.3%	7.5%	15.7%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

Outlook
Our expectations for segment and total revenues for 2022, compared to 2021 follow:

	2022 Revenue	Primary Drivers
Carlisle Construction Materials	~40% growth	•Proactive pricing measures gaining traction •Strong re-roofing demand •Increasing demand for energy-efficient building products
Carlisle Weatherproofing Technologies	~60% growth	•Henry acquisition •Strong demand in all product lines
Carlisle Interconnect Technologies	~20% growth	•Growing commercial aerospace and medical backlogs
Carlisle Fluid Technologies	~10% growth	•Focus on new product introductions and price discipline •Markets strengthening
Total Carlisle	Over 40% growth
For the year 2022, we expect:
•Corporate expenses of approximately $110 million;
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2022. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
During the first the first six months of months of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2022:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	0.2	$245.64	0.2	4.3
May	—	—	—	4.3
June	—	—	—	4.3
Total	0.2		0.2
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2022, there less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/5/2022
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	5/5/2022
10.1*	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2022.		8-K	5/2/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	July 28, 2022	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer