Form 10-Q
period 2022-09-30
CARLISLE COMPANIES INC
filed 2022-10-28
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
On October 21, 2022, there were 51,715,965 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,794.1	$1,315.6	$5,137.3	$3,434.3

Cost of goods sold	1,201.8	944.0	3,422.1	2,510.1
Selling and administrative expenses	209.0	192.6	622.6	504.7
Research and development expenses	13.1	12.8	38.0	37.0
Other operating expense (income), net	22.0	(0.3)	18.5	(2.5)
Operating income	348.2	166.5	1,036.1	385.0
Interest expense, net	22.6	19.8	67.6	58.2
Interest income	(3.0)	(0.2)	(3.8)	(1.1)
Other non-operating expense, net	1.2	0.9	3.8	5.6
Income from continuing operations before income taxes	327.4	146.0	968.5	322.3
Provision for income taxes	72.2	33.0	223.1	66.1
Income from continuing operations	255.2	113.0	745.4	256.2

Discontinued operations:
(Loss) income before income taxes	(0.2)	2.2	3.9	13.0
Provision for (benefit from) income taxes	0.3	(26.9)	(0.5)	(24.4)
(Loss) income from discontinued operations	(0.5)	29.1	4.4	37.4
Net income	$254.7	$142.1	$749.8	$293.6

Basic earnings per share attributable to common shares:
Income from continuing operations	$4.91	$2.15	$14.32	$4.86
(Loss) income from discontinued operations	(0.01)	0.55	0.08	0.71
Basic earnings per share	$4.90	$2.70	$14.40	$5.57

Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.84	$2.12	$14.12	$4.80
(Loss) income from discontinued operations	(0.01)	0.55	0.08	0.70
Diluted earnings per share	$4.83	$2.67	$14.20	$5.50

Average shares outstanding:
Basic	51.9	52.3	51.9	52.6
Diluted	52.6	53.0	52.6	53.2

Comprehensive income:
Net income	$254.7	$142.1	$749.8	$293.6
Other comprehensive income (loss):
Foreign currency (losses) gains	(46.5)	0.6	(83.8)	(5.9)
Amortization of unrecognized net periodic benefit costs, net of tax	1.0	1.2	3.0	3.6
Other, net of tax	(1.7)	(0.2)	(3.4)	(1.9)
Other comprehensive (loss) income	(47.2)	1.6	(84.2)	(4.2)
Comprehensive income	$207.5	$143.7	$665.6	$289.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$625.4	$324.4
Receivables, net of allowance for credit losses of $5.9 million and $5.3 million, respectively	1,090.9	814.6
Inventories, net	804.1	605.1
Contract assets	84.0	72.1
Prepaid expenses	35.7	49.9
Other current assets	130.8	284.8
Total current assets	2,770.9	2,150.9

Property, plant, and equipment, net	790.9	759.9
Goodwill	2,192.7	2,199.0
Other intangible assets, net	1,861.1	2,008.7
Other long-term assets	116.4	128.3
Total assets	$7,732.0	$7,246.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$497.1	$432.4
Current portion of debt	651.4	352.0
Accrued and other current liabilities	361.4	351.2
Contract liabilities	42.2	33.9
Total current liabilities	1,552.1	1,169.5

Long-term liabilities:
Long-term debt, less current portion	2,280.3	2,575.4
Contract liabilities	263.0	250.0
Other long-term liabilities	594.9	622.4
Total long-term liabilities	3,138.2	3,447.8

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 51.6 and 52.0 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	502.6	481.5
Treasury shares, at cost (26.8 and 26.4 shares, respectively)	(2,241.9)	(2,063.2)
Accumulated other comprehensive loss	(189.4)	(105.2)
Retained earnings	4,891.7	4,237.7
Total stockholders' equity	3,041.7	2,629.5
Total liabilities and equity	$7,732.0	$7,246.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities:
Net income	$749.8	$293.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation	72.7	67.9
Amortization	117.5	96.8
Lease expense	21.0	20.3
Stock-based compensation	21.4	14.0
Deferred taxes	(0.8)	(2.0)
Other operating activities, net	37.5	16.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(291.3)	(268.7)
Inventories	(223.4)	(72.4)
Contract assets	(12.3)	11.7
Prepaid expenses and other assets	32.0	(9.3)
Accounts payable	71.1	134.9
Accrued and other current liabilities	7.9	(4.4)
Contract liabilities	22.5	11.3
Other long-term liabilities	(37.0)	(26.7)
Net cash provided by operating activities	588.6	283.9

Investing activities:
Proceeds from sale of discontinued operation, net of cash disposed	132.0	247.7
Capital expenditures	(130.5)	(88.9)
Acquisitions, net of cash acquired	(24.7)	(1,573.9)
Investment in securities	10.3	(10.2)
Other investing activities, net	2.2	2.1
Net cash used in investing activities	(10.7)	(1,423.2)

Financing activities:
Proceeds from notes	—	842.6
Borrowings from revolving credit facility	—	650.0
Repayments of revolving credit facility	—	(650.0)
Financing costs	—	(1.7)
Repurchases of common stock	(201.1)	(290.6)
Dividends paid	(95.6)	(84.2)
Proceeds from exercise of stock options	39.3	77.4
Withholding tax paid related to stock-based compensation	(13.3)	(8.4)
Other financing activities, net	(2.5)	(1.2)
Net cash (used in) provided by financing activities	(273.2)	533.9

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.7)	(1.2)
Change in cash and cash equivalents	301.0	(606.6)
Less: change in cash and cash equivalents of discontinued operations	—	(5.1)
Cash and cash equivalents at beginning of period	324.4	897.1
Cash and cash equivalents at end of period	$625.4	$295.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of June 30, 2021	51.9	$78.7	$460.1	$(102.8)	$4,024.2	26.5	$(2,042.3)	$2,417.9
Net income	—	—	—	—	142.1	—	—	142.1
Other comprehensive income, net of tax	—	—	—	1.6	—	—	—	1.6
Dividends - $0.54 per share	—	—	—	—	(28.4)	—	—	(28.4)
Repurchases of common stock	(0.1)	—	—	—	—	0.1	(25.0)	(25.0)
Issuances and deferrals, net for stock based compensation(1)	0.3	—	13.7	—	—	(0.3)	22.9	36.6
Balance as of September 30, 2021	52.1	$78.7	$473.8	$(101.2)	$4,137.9	26.3	$(2,044.4)	$2,544.8

Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1
Net income	—	—	—	—	254.7	—	—	254.7
Other comprehensive loss, net of tax	—	—	—	(47.2)	—	—	—	(47.2)
Dividends - $0.75 per share	—	—	—	—	(39.1)	—	—	(39.1)
Repurchases of common stock	(0.1)	—	—	—	—	0.1	(30.2)	(30.2)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	11.7	—	—	(0.2)	16.7	28.4
Balance as of September 30, 2022	51.6	$78.7	$502.6	$(189.4)	$4,891.7	26.8	$(2,241.9)	$3,041.7
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	293.6	—	—	293.6
Other comprehensive loss, net of tax	—	—	—	(4.2)	—	—	—	(4.2)
Dividends - $1.59 per share	—	—	—	—	(84.4)	—	—	(84.4)
Repurchases of common stock	(1.7)	—	—	—	—	1.7	(290.6)	(290.6)
Issuances and deferrals, net for stock-based compensation(1)	0.9	—	32.1	—	—	(0.9)	60.6	92.7
Balance as of September 30, 2021	52.1	$78.7	$473.8	$(101.2)	$4,137.9	26.3	$(2,044.4)	$2,544.8

Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	749.8	—	—	749.8
Other comprehensive loss, net of tax	—	—	—	(84.2)	—	—	—	(84.2)
Dividends - $1.83 per share	—	—	—	—	(95.8)	—	—	(95.8)
Repurchases of common stock	(0.8)	—	—	—	—	0.8	(205.2)	(205.2)
Issuances and deferrals, net for stock-based compensation(1)	0.4	—	21.1	—	—	(0.4)	26.5	47.6
Balance as of September 30, 2022	51.6	$78.7	$502.6	$(189.4)	$4,891.7	26.8	$(2,241.9)	$3,041.7
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

A summary of segment information follows:

	Three Months Ended September 30,
	2022		2021
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,090.3	$341.7	$783.9	$181.1
Carlisle Weatherproofing Technologies	406.7	9.6	281.9	6.0
Carlisle Interconnect Technologies	223.7	12.9	178.7	(0.5)
Carlisle Fluid Technologies	73.4	11.7	71.1	4.7
Segment total	1,794.1	375.9	1,315.6	191.3
Corporate and unallocated(1)	—	(27.7)	—	(24.8)
Total	$1,794.1	$348.2	$1,315.6	$166.5

	Nine Months Ended September 30,
	2022		2021
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$3,084.8	$961.7	$2,063.1	$446.8
Carlisle Weatherproofing Technologies	1,214.7	106.1	659.3	39.0
Carlisle Interconnect Technologies	621.3	18.3	503.4	(24.1)
Carlisle Fluid Technologies	216.5	23.5	208.5	15.6
Segment total	5,137.3	1,109.6	3,434.3	477.3
Corporate and unallocated(1)	—	(73.5)	—	(92.3)
Total	$5,137.3	$1,036.1	$3,434.3	$385.0
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
In the three months ended September 30, 2022, and for the period from February 1, 2022 to September 30, 2022, the related product lines contributed revenues of $3.4 million and $9.5 million, respectively, and operating income of $0.6 million and $0.7 million, respectively. The results of operations of MBTech are reported within the CWT segment.
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
ASP Henry Holdings, Inc.
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a provider of building envelope systems, for consideration of $1,605.6 million, including $34.3 million of cash acquired and post-closing adjustments, which were finalized in the fourth quarter of 2021. The Company funded the acquisition with borrowings from its Revolving Credit Facility (the "Facility") and cash on hand. The Company subsequently repaid the borrowings from the Facility with proceeds from its September 2021 public offering of $300.0 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550.0 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 12).
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

	Unaudited Pro Forma
(in millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$1,415.7	$3,794.6
Income from continuing operations	129.1	279.1
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the fair value adjustments of the acquired net assets of $9.6 million in the three months ended September 30, 2021, and $38.4 million in the nine months ended September 30, 2021, together with the associated tax effects.
The following table summarizes the consideration transferred to acquire Henry and the allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 9/1/2021		As of 8/31/2022
Total cash consideration transferred	$1,608.2	$(2.6)	$1,605.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3	—	34.3
Receivables, net	79.0	—	79.0
Inventories	59.4	(9.4)	50.0
Prepaid expenses and other current assets	10.5	—	10.5
Property, plant and equipment	53.6	8.2	61.8
Intangible assets	735.1	445.9	1,181.0
Other long-term assets	3.6	8.3	11.9
Accounts payable	(77.9)	2.3	(75.6)
Accrued and other current liabilities	(28.7)	(0.4)	(29.1)
Short-term debt	(1.0)	—	(1.0)
Contract liabilities	(2.6)	—	(2.6)
Other long-term debt	(0.8)	—	(0.8)
Other long-term liabilities	(5.9)	(9.8)	(15.7)
Deferred income taxes	(153.4)	(109.7)	(263.1)
Total identifiable net assets	705.2	335.4	1,040.6
Goodwill	$903.0	$(338.0)	$565.0
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

The fair value and weighted average useful lives of the acquired intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$914.0	18
Technologies	46.5	11
Software	0.1	4
Indefinite-lived trade name	220.4	N/A
Total	$1,181.0
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $263.1 million.
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
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenues	$32.8	$219.7

Cost of goods sold	23.9	171.3
Other operating expenses, net	4.5	28.3
Operating income	4.4	20.1
Other non-operating expense, net	—	0.2
Income from discontinued operations before income taxes and loss on sale	4.4	19.9
Loss on sale of discontinued operations	(2.2)	(6.9)
Income from discontinued operations before income taxes	2.2	13.0
Benefit from income taxes	(26.9)	(24.4)
Income from discontinued operations	$29.1	$37.4
Income from discontinued operations in the first nine months of 2022 primarily reflects a gain on the sale of real estate associated with the 2021 sale of the equity interests and assets comprising the CBF segment.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, follows:

(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(2.6)	$8.5
Net cash provided by investing activities	132.0	241.0
Net cash used in financing activities(1)	(129.4)	(254.6)
Change in cash and cash equivalents from discontinued operations	$—	$(5.1)
(1)Represents borrowings from (repayments to) the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Income from continuing operations	$255.2	$113.0	$745.4	$256.2
Less: dividends declared	39.1	28.4	95.8	84.4
Undistributed earnings	216.1	84.6	649.6	171.8
Percent allocated to common stockholders (1)	99.8%	99.7%	99.8%	99.7%
Undistributed earnings allocated to common stockholders	215.6	84.3	648.0	171.3
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	39.0	28.2	95.6	84.1
Income from continuing operations attributable to common stockholders	$254.6	$112.5	$743.6	$255.4

Shares:
Basic weighted-average shares outstanding	51.9	52.3	51.9	52.6
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.1
Stock options	0.5	0.5	0.5	0.5
Diluted weighted-average shares outstanding	52.6	53.0	52.6	53.2

Per share income from continuing operations attributable to common shares:
Basic	$4.91	$2.15	$14.32	$4.86
Diluted	$4.84	$2.12	$14.12	$4.80

(1) Basic weighted-average shares outstanding	51.9	52.3	51.9	52.6
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	52.0	52.4	52.0	52.7
Percent allocated to common stockholders	99.8%	99.7%	99.8%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
(Loss) income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$(0.5)	$29.0	$4.4	$37.3
Net income attributable to common stockholders for basic and diluted earnings per share	254.1	141.5	748.0	292.7
Anti-dilutive stock options excluded from earnings per share calculation(1)	—	—	0.1	0.2
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022, follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter
Extended service warranties	$6.2	$24.3	$23.2	$22.3	$21.3	$20.2	$169.3
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

(in millions)	2022	2021
Balance as of January 1	$283.9	$268.3
Revenue recognized	(55.2)	(48.7)
Revenue deferred	76.5	59.9
Acquired liabilities	—	2.6
Balance as of September 30	$305.2	$282.1
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

(in millions)	2022	2021
Balance as of January 1	$72.1	$84.5
Balance as of September 30	84.0	73.5
Change in contract assets	$11.9	$(11.0)

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$1,090.3	$353.0	$—	$—	$1,443.3
Aerospace	—	—	104.5	—	104.5
Medical	—	—	81.3	—	81.3
Transportation	—	—	—	40.5	40.5
Heavy equipment	—	26.3	—	—	26.3
General industrial and other	—	27.4	37.9	32.9	98.2
Total revenues	$1,090.3	$406.7	$223.7	$73.4	$1,794.1

	Three Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$783.9	$217.2	$—	$—	$1,001.1
Aerospace	—	—	78.0	—	78.0
Medical	—	—	66.6	—	66.6
Transportation	—	—	—	37.9	37.9
Heavy equipment	—	29.8	—	—	29.8
General industrial and other	—	34.9	34.1	33.2	102.2
Total revenues	$783.9	$281.9	$178.7	$71.1	$1,315.6

	Nine Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$3,084.8	$1,020.2	$—	$—	$4,105.0
Aerospace	—	—	282.4	—	282.4
Medical	—	—	224.0	—	224.0
Transportation	—	—	—	118.5	118.5
Heavy equipment	—	84.4	—	—	84.4
General industrial and other	—	110.1	114.9	98.0	323.0
Total revenues	$3,084.8	$1,214.7	$621.3	$216.5	$5,137.3

	Nine Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$2,063.1	$494.0	$—	$—	$2,557.1
Aerospace	—	—	217.9	—	217.9
Medical	—	—	180.9	—	180.9
Transportation	—	—	—	107.6	107.6
Heavy equipment	—	73.0	—	—	73.0
General industrial and other	—	92.3	104.6	100.9	297.8
Total revenues	$2,063.1	$659.3	$503.4	$208.5	$3,434.3

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$1,005.4	$362.2	$157.9	$34.3	$1,559.8
International:
Europe	64.2	4.4	17.5	10.9	97.0
North America (excluding U.S.)	14.9	34.6	11.4	3.5	64.4
Asia and Middle East	3.3	3.2	24.9	23.2	54.6
Africa	0.2	0.9	2.7	0.2	4.0
Other	2.3	1.4	9.3	1.3	14.3
Total international	84.9	44.5	65.8	39.1	234.3
Total revenues	$1,090.3	$406.7	$223.7	$73.4	$1,794.1

	Three Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$701.3	$254.0	$134.7	$31.2	$1,121.2
International:
Europe	57.5	6.7	15.8	14.3	94.3
North America (excluding U.S.)	19.7	18.5	3.5	2.8	44.5
Asia and Middle East	4.0	1.0	19.0	22.5	46.5
Africa	0.1	1.4	1.0	0.1	2.6
Other	1.3	0.3	4.7	0.2	6.5
Total international	82.6	27.9	44.0	39.9	194.4
Total revenues	$783.9	$281.9	$178.7	$71.1	$1,315.6

	Nine Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$2,802.3	$1,084.5	$438.0	$103.8	$4,428.6
International:
Europe	186.9	14.9	53.2	35.5	290.5
North America (excluding U.S.)	75.1	98.7	31.0	11.3	216.1
Asia and Middle East	11.0	8.0	71.4	62.0	152.4
Africa	1.4	3.6	8.6	0.6	14.2
Other	8.1	5.0	19.1	3.3	35.5
Total international	282.5	130.2	183.3	112.7	708.7
Total revenues	$3,084.8	$1,214.7	$621.3	$216.5	$5,137.3

	Nine Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$1,814.4	$598.7	$373.0	$93.2	$2,879.3
International:
Europe	173.7	15.2	46.5	40.4	275.8
North America (excluding U.S.)	57.6	35.4	10.5	8.1	111.6
Asia and Middle East	13.1	7.4	61.3	64.2	146.0
Africa	1.4	2.3	3.2	0.5	7.4
Other	2.9	0.3	8.9	2.1	14.2
Total international	248.7	60.6	130.4	115.3	555.0
Total revenues	$2,063.1	$659.3	$503.4	$208.5	$3,434.3

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock option awards	$2.3	$1.9	$7.7	$7.8
Restricted stock awards	1.3	1.7	6.3	5.6
Performance share awards	2.0	1.7	7.4	6.0
Stock appreciation rights	—	—	—	9.0
Total stock-based compensation cost incurred	5.6	5.3	21.4	28.4
Capitalized cost during the period	—	—	—	(9.3)
Amortization of capitalized cost during the period	—	—	—	14.3
Total stock-based compensation expense	$5.6	$5.3	$21.4	$33.4
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
CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take a remaining three to six months to complete. During the three and nine months ended September 30, 2022, exit and disposal costs totaled $0.8 million and $2.0 million, respectively, primarily for employee termination benefit costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $5.2 million, with approximately $1.7 million costs remaining to be incurred, primarily in 2022.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accelerated depreciation and impairments	$0.3	$0.8	$1.6	$2.9
Employee severance and benefit arrangements	0.3	1.2	1.6	6.3
Facility cleanup costs	—	0.5	0.2	(0.5)
Lease termination costs	—	—	0.1	—
Relocation costs	0.4	0.4	0.4	0.7
Other restructuring costs	0.5	0.7	0.9	2.2
Total exit and disposal costs	$1.5	$3.6	$4.8	$11.6
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Carlisle Interconnect Technologies	$1.5	$3.0	$4.5	$10.9
Carlisle Weatherproofing Technologies	—	—	0.3	—
Carlisle Fluid Technologies	—	0.5	—	0.6
Carlisle Construction Materials	—	0.1	—	0.1
Total exit and disposal costs	$1.5	$3.6	$4.8	$11.6

The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$1.5	$2.7	$4.4	$7.1
Selling and administrative expenses	—	0.9	0.4	4.3
Research and development expenses	—	—	—	0.2
Total exit and disposal costs	$1.5	$3.6	$4.8	$11.6
The Company's change in exit and disposal activities liability follows:

(in millions)	Total
Balance as of December 31, 2021	$6.5
Charges	4.8
Settlements	(9.9)
Balance as of September 30, 2022	$1.4
The liability of $1.4 million primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2022, was 23.0%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax impact of $7.4 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2021, was 20.5%.
Note 10—Inventories, net

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$372.8	$288.0
Work-in-process	96.4	76.2
Finished goods	371.6	271.0
Reserves	(36.7)	(30.1)
Inventories, net	$804.1	$605.1
Note 11—Accrued and Other Current Liabilities

(in millions)	September 30, 2022	December 31, 2021
Compensation and benefits	$124.1	$136.2
Customer incentives	115.9	97.9
Standard product warranties	24.9	26.8
Income and other accrued taxes	19.7	19.4
Other accrued liabilities	76.8	70.9
Accrued and other current liabilities	$361.4	$351.2
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

(in millions)	2022	2021
Balance as of January 1	$26.8	$30.0
Provision	7.5	8.6
Acquired warranty obligations	—	0.7
Claims	(8.5)	(9.2)
Foreign exchange	(0.9)	(0.4)
Balance as of September 30	$24.9	$29.7
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
2.20% Notes due 2032	$550.0	$550.0	$409.5	$529.7
2.75% Notes due 2030	750.0	750.0	613.7	764.6
3.75% Notes due 2027	600.0	600.0	546.7	645.8
3.50% Notes due 2024	400.0	400.0	385.6	419.8
0.55% Notes due 2023	300.0	300.0	288.3	297.5
3.75% Notes due 2022(2)	350.0	350.0	349.5	356.2
Unamortized discount, debt issuance costs and other	(18.3)	(22.6)
Total long term-debt	2,931.7	2,927.4
Less: current portion of debt	651.4	352.0
Long term-debt, less current portion	$2,280.3	$2,575.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
(2)The 2022 Notes were redeemed in full on October 17, 2022 (Refer to Note 16).
Revolving Credit Facility
During the nine months ended September 30, 2022, there were no borrowings or repayments under the Facility. As of September 30, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of September 30, 2022 and December 31, 2021.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2022 and December 31, 2021, the Company had $16.2 million and $18.9 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $93.8 million was available for use as of September 30, 2022.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year.

The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost	$0.6	$0.8	$1.8	$2.2
Interest cost	0.8	0.6	2.4	2.0
Expected return on plan assets	(2.3)	(2.4)	(7.1)	(7.3)
Amortization of unrecognized loss(1)	1.2	1.6	3.7	4.8
Settlement expense	0.4	0.5	1.3	1.4
Net periodic benefit cost	$0.7	$1.1	$2.1	$3.1
(1)Includes amortization of unrecognized actuarial loss and prior service credits and excludes provision for income tax of $(0.3) million and $(0.9) million for the three and nine months ended September 30, 2022, respectively, and $(0.4) million and $(1.2) million for the three and nine months ended September 30, 2021, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	September 30, 2022		December 31, 2021
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$(1.8)	$119.2	$2.7	$127.6
Non-designated hedges	(0.1)	97.0	0.2	82.5
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and nine months ended September 30, 2022 and 2021. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and nine months ended September 30, 2022 and 2021, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company had $5.1 million and $5.7 million of cash, respectively, and $7.1 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of September 30, 2022 and December 31, 2021, the Company had $20.1 million and $30.3 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of September 30, 2022, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
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
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of September 30, 2022, the Company believes such liabilities are not material to the Company’s financial position, results of operations, or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance policies contain various coverage exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.

Note 16—Subsequent Events
On September 14, 2022, the Company issued a notice for the redemption in full of its outstanding $350.0 million aggregate principal amount unsecured senior notes due November 15, 2022 (the "2022 Notes"). The 2022 Notes were redeemed on October 17, 2022 at the redemption price of $355.5 million, consisting of the principal amount of $350.0 million and $5.5 million of interest to the redemption date. The $5.5 million of interest will be reflected in interest expense in the Consolidated Statements of Income and Comprehensive Income in Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
Executive Overview
In the third quarter, the Carlisle team continued to focus on delivering and enhancing the Carlisle Experience, which is our commitment to meeting the needs of our end users, distributors and contractors by providing industry-leading, energy-efficient solutions with the highest quality standards, to drive outstanding results. The performance delivered by the entire Carlisle team this quarter was especially remarkable given the macroeconomic environment, which has been a challenge for several years, and is becoming even more complicated with rising interest rates, high inflation and war in Europe. Despite another year of uncertainty and volatility in global markets, the Carlisle team came together to deliver on our commitments, leveraging strong underlying non-residential construction demand and mitigating market pressures to deliver a sixth consecutive quarter of record year-over-year sales and earnings performance in the midst of a global pandemic and recovery.
As we move into the fourth quarter, these results continue to demonstrate Carlisle's progress towards achieving our goals as laid out in Vision 2025, including delivering $15 of GAAP earnings per share.
U.S. non-residential construction demand remains strong, and we are optimistic that solid underlying trends will overcome recent and well-understood macroeconomic pressures. Additionally, pricing at all of our businesses continues to be positive, and improvements in supply chain and greater availability of materials are leading us toward a more normalized operating environment.
Residential markets are facing increased pressure due to interest rate hikes, significant inflation, and, at the consumer level, a reduction in building products expenditures. While impactful in the short term, we believe that longer term fundamentals in residential markets remain attractive given the undersupply of homes in the U.S. and growing demand for energy-efficient building solutions, particularly given recent supporting legislation and rising energy costs.
Aerospace markets continue their recovery, driving record backlogs and increased profitability in our CIT business on the back of restructuring actions taken over the past few years. We are very optimistic about the prospects for continued recovery in the aerospace markets, supported by a well-known shortage of aircraft, which has caused U.S. airlines to cut back on flights as they struggle to cope with the rebound in passenger demand.
In the first nine months of 2022, we used cash generated from operations to return $95.6 million to stockholders in the form of dividends and increased our dividend 39%, continuing our 46 year trend of continued and annually increasing dividends, and repurchased $201.1 million of shares, adding to our cumulative share repurchases since 2017 of over $2 billion. We invested $130.5 million into our businesses in the form of capital expenditures to drive innovation and the Carlisle Experience as exemplified by the third quarter launch of our industry-first 16' TPO line in Carlisle, PA.

The resilience and experience of the Carlisle team have helped us deliver record results throughout 2022 and will continue to provide Carlisle a competitive advantage as we navigate in this highly complex environment. We remain optimistic for the remainder of 2022, and are excited to continue our drive to exceed Carlisle's commitments under Vision 2025.
Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues	$1,794.1	$1,315.6	$5,137.3	$3,434.3
Operating income	$348.2	$166.5	$1,036.1	$385.0
Operating margin	19.4%	12.7%	20.2%	11.2%
Income from continuing operations	$255.2	$113.0	$745.4	$256.2
(Loss) income from discontinued operations	$(0.5)	$29.1	$4.4	$37.4
Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.84	$2.12	$14.12	$4.80
(Loss) income from discontinued operations	$(0.01)	$0.55	$0.08	$0.70

Adjusted EBITDA(1)	$437.8	$250.3	$1,254.8	$579.8
Adjusted EBITDA margin(1)	24.4%	19.0%	24.4%	16.9%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
Revenues increased in the third quarter and the first nine months of 2022 primarily reflecting positive pricing across all segments, contributions from the acquisition of ASP Henry Holdings, Inc. (“Henry”) in the CWT segment and higher sales volumes in the CCM and CIT segments, partially offset by unfavorable foreign currency impacts.
The increase in operating margin percentage in the third quarter and the first nine months of 2022 primarily reflected positive pricing, higher volumes and favorable product mix, partially offset by raw material and wage inflation across all segments.
Diluted earnings per share from continuing operations increased in the third quarter of 2022 primarily reflecting improved operating income performance ($2.60 per share), a lower effective tax rate ($0.09 per share) and reduced average shares outstanding ($0.04 per share).
Diluted earnings per share from continuing operations increased in the first nine months of 2022 primarily reflecting improved operating performance ($9.25 per share) and reduced average shares outstanding ($0.14 per share), partially offset by higher interest expense ($0.10 per share) and a higher effective tax rate ($0.03 per share).
We generated $588.6 million in operating cash flow in the first nine months of 2022 and utilized cash on hand and cash provided by operations to return capital to stockholders through dividends and share repurchases, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended September 30	$1,794.1	$1,315.6	$478.5	36.4%	9.2%	28.3%	(1.1)%
Nine months ended September 30	$5,137.3	$3,434.3	$1,703.0	49.6%	12.9%	37.6%	(0.9)%
Revenues increased in the third quarter and the first nine months of 2022 primarily reflecting positive pricing across all segments, contributions from the acquisition of Henry in the CWT segment and higher sales volumes in the CCM and CIT segments, partially offset by unfavorable foreign currency impacts.

Gross Margin

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Gross margin	$592.3	$371.6	$220.7	59.4%	$1,715.2	$924.2	$791.0	85.6%
Gross margin percentage	33.0%	28.2%			33.4%	26.9%
Depreciation and amortization	$26.1	$26.4			$78.5	$75.1
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the third quarter and the first nine months of 2022, driven by positive pricing and higher volumes, partially offset by raw material and wage inflation. Also included in cost of goods sold were exit and disposal costs totaling $1.5 million and $4.4 million for the third quarter and the first nine months of 2022, respectively, primarily at CIT attributable to our restructuring initiatives, compared with $2.7 million and $7.1 million for the third quarter and the first nine months of 2021, respectively. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Selling and administrative expenses	$209.0	$192.6	$16.4	8.5%	$622.6	$504.7	$117.9	23.4%
As a percentage of revenues	11.6%	14.6%			12.1%	14.7%
Depreciation and amortization	$36.4	$30.7			$110.0	$79.9
The increase in selling and administrative expenses in the third quarter and the first nine months of 2022 primarily reflected incremental costs in the CWT segment from the addition of Henry, higher incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.4 million for the first nine months of 2022, primarily at CIT attributable to our restructuring initiatives, compared with $0.9 million and $4.3 million for the third quarter and the first nine months of 2021, respectively. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Research and development expenses	$13.1	$12.8	$0.3	2.3%	$38.0	$37.0	$1.0	2.7%
As a percentage of revenues	0.7%	1.0%			0.7%	1.1%
Depreciation and amortization	$0.5	$0.5			$1.7	$1.4
Research and development expenses were higher in the third quarter and the first nine months of 2022, primarily reflecting higher new product development expenses at our CWT and CFT segments.
Other Operating Expense (Income), net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Other operating expense (income), net	$22.0	$(0.3)	$22.3	NM	$18.5	$(2.5)	$21.0	NM
Other operating expense (income), net in the 2022 periods primarily reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million in both the third quarter and first nine months at our CWT segment, partially offset by rebates ($1.0 million in the third quarter and $3.3 million in the first nine months), gains from insurance ($1.4 million in the third quarter and $1.1 million in the first nine months) and royalty income ($0.5 million in the third quarter and $1.4 million in the first nine months).
Other operating expense (income), net in the 2021 periods primarily reflected rebates ($0.9 million in third quarter and $2.6 million in the first nine months) and royalty income ($0.4 million in third quarter and $1.1 million in the first nine months), partially offset by intangible asset impairments of $1.8 million in both the third quarter and first nine months at CIT.

Operating Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Operating income	$348.2	$166.5	$181.7	109.1%	$1,036.1	$385.0	$651.1	169.1%
Operating margin percentage	19.4%	12.7%			20.2%	11.2%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Interest expense, net	$22.6	$19.8	$2.8	14.1%	$67.6	$58.2	$9.4	16.2%
Interest expense, net of capitalized interest, increased in the third quarter and the first nine months of 2022 primarily reflecting higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and $300.0 million of 0.55% unsecured senior notes completed in September 2021. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Interest income	$(3.0)	$(0.2)	$(2.8)	NM	$(3.8)	$(1.1)	$(2.7)	NM
Interest income increased during the third quarter and the first nine months of 2022 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating Expense, net

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Other non-operating expense, net	$1.2	$0.9	$0.3	NM	$3.8	$5.6	$(1.8)	NM
Other non-operating expense, net, in the third quarter and the first nine months of 2022 primarily reflected unrealized losses on Rabbi Trust investments and changes in foreign currencies against the U.S. Dollar.
Other non-operating expense, net in the first nine months of 2021 primarily reflected the release of a portion of the indemnification asset related to the Petersen Aluminum Corporation acquisition resulting from escrow expirations and changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Provision for income taxes	$72.2	$33.0	$39.2	118.8%	$223.1	$66.1	$157.0	237.5%
Effective tax rate	22.1%	22.6%			23.0%	20.5%
The effective income tax rate on continuing operations for the first nine months of 2022 was 23.0%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax impact of $7.4 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first nine months of 2021 was 20.5%.

(Loss) Income from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
(Loss) income from discontinued operations before income taxes	$(0.2)	$2.2	$(2.4)	NM	$3.9	$13.0	$(9.1)	NM
Provision for (benefit from) income taxes	0.3	(26.9)			(0.5)	(24.4)
(Loss) income from discontinued operations	$(0.5)	$29.1			$4.4	$37.4
(Loss) income from discontinued operations in the first nine months of 2022 primarily reflects a gain on the sale of real estate associated with the 2021 sale of the equity interests and assets comprising the Carlisle Brake & Friction ("CBF") segment. Income from discontinued operations in the third quarter and the first nine months of 2021 reflects the operating results from the CBF segment. The 2021 periods also reflect a pre-tax loss on sale, offset by an income tax benefit from the sale transaction.
Segment Results of Operations
Carlisle Construction Materials
This segment produces a complete line of premium energy-efficient single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including EPDM, TPO and PVC membrane, polyiso insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$1,090.3	$783.9	$306.4	39.1%	—%	40.1%	(1.0)%
Operating income	$341.7	$181.1	$160.6	88.7%
Operating margin	31.3%	23.1%
Adjusted EBITDA(1)	$354.1	$194.1	$160.0	82.4%
Adjusted EBITDA margin(1)	32.5%	24.8%

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$3,084.8	$2,063.1	$1,021.7	49.5%	—%	50.3%	(0.8)%
Operating income	$961.7	$446.8	$514.9	115.2%
Operating margin	31.2%	21.7%
Adjusted EBITDA(1)	$1,000.7	$486.3	$514.4	105.8%
Adjusted EBITDA margin(1)	32.4%	23.6%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CCM’s revenue increased in the third quarter and the first nine months of 2022 primarily reflecting positive pricing across all product lines and the strength of U.S. commercial roofing demand.
CCM’s operating margin and adjusted EBITDA margin increase in the third quarter and the first nine months of 2022 primarily reflected positive pricing, higher volumes, and savings from Carlisle Operating System ("COS"), partially offset by raw material, freight and wage inflation.
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

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$406.7	$281.9	$124.8	44.3%	42.7%	2.2%	(0.6)%
Operating income	$9.6	$6.0	$3.6	60.0%
Operating margin	2.4%	2.1%
Adjusted EBITDA(1)	$59.1	$46.4	$12.7	27.4%
Adjusted EBITDA margin(1)	14.5%	16.5%

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$1,214.7	$659.3	$555.4	84.2%	66.9%	17.7%	(0.4)%
Operating income	$106.1	$39.0	$67.1	172.1%
Operating margin	8.7%	5.9%
Adjusted EBITDA(1)	$205.7	$100.2	$105.5	105.3%
Adjusted EBITDA margin(1)	16.9%	15.2%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CWT’s revenue increased in the third quarter and the first nine months of 2022 primarily reflecting contributions from the Henry acquisition and positive pricing.
CWT’s operating margin increase in the third quarter and the first nine months of 2022 primarily reflected positive pricing and contributions from the Henry acquisition, partially offset by raw material, freight and wage inflation. The third quarter and the first nine months of 2022 also reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million. The third quarter and the first nine months of 2021 reflect transaction related expenses of $22.3 million from the acquisition of Henry.
CWT’s adjusted EBITDA margin decrease in the third quarter of 2022 primarily reflected higher raw material, freight and labor costs and lower volumes, partially offset by favorable pricing and contributions from the Henry acquisition. CWT’s adjusted EBITDA margin increase in the first nine months of 2022 primarily reflected favorable pricing and contributions from the Henry acquisition, partially offset by higher raw material freight and labor costs and lower volumes.
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
During the third quarter of 2021, we announced the closure of our manufacturing operations in Carlsbad, California, and the relocation of those operations to our existing facilities in North America. The project is estimated to take a remaining three to six months to complete. Total projected costs are expected to approximate $7.0 million, with approximately $2.8 million costs remaining to be incurred.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$223.7	$178.7	$45.0	25.2%	—%	25.5%	(0.3)%
Operating income (loss)	$12.9	$(0.5)	$13.4	NM
Operating margin	5.8%	(0.3)%
Adjusted EBITDA(1)	$33.3	$23.2	$10.1	43.5%
Adjusted EBITDA margin(1)	14.9%	13.0%

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$621.3	$503.4	$117.9	23.4%	—%	23.5%	(0.1)%
Operating income (loss)	$18.3	$(24.1)	$42.4	NM
Operating margin	2.9%	(4.8)%
Adjusted EBITDA(1)	$78.7	$47.7	$31.0	65.0%
Adjusted EBITDA margin(1)	12.7%	9.5%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CIT’s revenue increase in the third quarter and the first nine months of 2022 primarily reflected continued strengthening of aerospace and medical end markets.
CIT’s operating margin and adjusted EBITDA margin increase in the third quarter and the first nine months of 2022 primarily reflected higher volumes, positive pricing, and savings from COS, partially offset by raw material and wage inflation, unfavorable product mix and higher operating expenses.
Carlisle Fluid Technologies
This segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

(in millions)	Three Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$73.4	$71.1	$2.3	3.2%	—%	10.1%	(6.9)%
Operating income	$11.7	$4.7	$7.0	148.9%
Operating margin	15.9%	6.6%
Adjusted EBITDA(1)	$15.8	$10.9	$4.9	45.0%
Adjusted EBITDA margin(1)	21.5%	15.3%

(in millions)	Nine Months Ended September 30,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2022	2021	Change	%
Revenues	$216.5	$208.5	$8.0	3.8%	—%	8.4%	(4.6)%
Operating income	$23.5	$15.6	$7.9	50.6%
Operating margin	10.9%	7.5%
Adjusted EBITDA(1)	$38.5	$32.5	$6.0	18.5%
Adjusted EBITDA margin(1)	17.8%	15.6%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of these items.
CFT’s revenue increase in the third quarter and the first nine months of 2022 primarily reflected positive pricing, partially offset by unfavorable changes in foreign currency rates.
CFT’s operating margin and adjusted EBITDA margin increase in the third quarter and the first nine months of 2022 primarily reflected positive pricing and savings from COS, partially offset by raw material, freight and wage inflation.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2022	December 31, 2021
Europe	$79.2	$12.3
North America (excluding U.S.)	40.9	40.8
China	15.1	17.8
Asia Pacific (excluding China)	17.5	12.9
International cash and cash equivalents	152.7	83.8
U.S. cash and cash equivalents	472.7	240.6
Total cash and cash equivalents	$625.4	$324.4
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
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $7.6 million in anticipation of those taxes as of September 30, 2022.
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
Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$588.6	$283.9
Net cash used in investing activities	(10.7)	(1,423.2)
Net cash (used in) provided by financing activities	(273.2)	533.9
Effect of foreign currency exchange rate changes on cash	(3.7)	(1.2)
Change in cash and cash equivalents	$301.0	$(606.6)
Operating Activities
We generated operating cash flows of $588.6 million for the first nine months of 2022 (including working capital uses of $416.0 million), compared with $283.9 million for the first nine months of 2021 (including working capital uses of $208.2 million). Higher operating cash flows for the first nine months of 2022 primarily reflected higher net income, partially offset by higher working capital uses related to an increase in inventory from rising raw material costs and increased volume and an increase in receivables from higher sales.

Investing Activities
Cash used in investing activities of $10.7 million for the first nine months of 2022 primarily reflected capital expenditures of $130.5 million and the acquisition of MBTechnology for $24.7 million, partially offset by the proceeds of the contingent consideration from the earn out payment and sale of real estate associated with the 2021 sale of CBF of $132.0 million and proceeds from investment in securities of $10.3 million. Cash used in investing activities of $1,423.2 million for the first nine months of 2021 primarily reflected the acquisition of Henry for $1,573.9 million, net of cash acquired, capital expenditures of $88.9 million and investment in securities of $10.2 million, partially offset by proceeds from the sale of CBF of $247.7 million, net of cash disposed.
Financing Activities
Cash used in financing activities of $273.2 million in the first nine months of 2022 primarily reflected share repurchases of $201.1 million and cash dividend payments of $95.6 million, reflecting the increased quarterly dividend of $0.75 per share. Cash provided by financing activities of $533.9 million during the first nine months of 2021 primarily reflected net proceeds from our September 2021 offering of $850.0 million in aggregate principal amount of unsecured senior notes, partially offset by share repurchases of $290.6 million and cash dividend payments of $84.2 million.
Debt Instruments
Senior Notes
On September 14, 2022, we issued a notice for the redemption in full of our outstanding $350.0 million aggregate principal amount unsecured senior notes due November 15, 2022 (the "2022 Notes"). The 2022 Notes were redeemed on October 17, 2022, at the redemption price of $355.5 million, including $5.5 million of interest to the redemption date.
Revolving Credit Facility
During the first nine months of 2022, we had no borrowings or repayments under the Facility. During the first nine months of 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.125%. As of September 30, 2022 and December 31, 2021, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2022 and December 31, 2021.
Refer to Note 12 for further information on our debt instruments.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2021. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to goodwill and indefinite-lived intangible assets, valuation of long-lived assets, revenue recognition, income taxes and extended product warranties on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Subsequent Measurement of Goodwill
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level, Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying value. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We estimate the fair value of our reporting units based on the income approach utilizing the discounted cash flow method and the market approach utilizing the public company market multiple method. The key techniques and assumptions used include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
In the third quarter of 2022, changes in macroeconomic facts and circumstances, particularly high inflation and the resulting rise in interest rates, has resulted in reduced expectations of fair value. We considered these circumstances and the potential long-term impact on our reporting units and determined that an indicator of possible impairment existed within our CIT Medical reporting unit. Accordingly, we performed a quantitative impairment analysis to determine the fair value of this reporting unit as of September 30, 2022, resulting in a fair value that exceeded the carrying amount by approximately 10 percent. Accordingly, no impairment charge was recorded. The carrying amount of goodwill for the CIT Medical reporting unit was $233.9 million as of September 30, 2022.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CIT Medical do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.
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
Subsequent Measurement of Long-Lived Assets
Long-lived assets or asset groups, including amortizable intangible assets, are tested for recoverability whenever events or circumstances indicate that the undiscounted future cash flows do not exceed the carrying amount of the asset or asset group. For purposes of testing for impairment, we group our long-lived assets classified as held and used at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities, which means that in many cases multiple assets are tested for recovery as a group. Our asset groupings vary based on the related business in which the long-lived assets are employed and the interrelationship between those long-lived assets in producing net cash flows; for example, multiple manufacturing facilities may work in concert with one another or may work on a stand-alone basis to produce net cash flows. We utilize our long-lived assets in multiple industries and economic environments, and our asset groupings reflect these various factors.
We monitor the operating and cash flow results of our long-lived assets or asset groups classified as held and used to identify whether events and circumstances indicate the remaining useful lives of those assets should be adjusted, or if the carrying value of those assets or asset groups may not be recoverable. Undiscounted estimated future cash flows are compared to the carrying value of the long-lived asset or asset group in the event indicators of impairment are identified. In developing our estimates of future undiscounted cash flows, we utilize our internal estimates of future revenues, costs and other net cash flows from operating and disposing the long-lived asset or asset group over the life of the asset or primary asset, if an asset group. This requires us to make judgments about future levels of sales volume, pricing, raw material costs and other operating expenses.
If the undiscounted estimated future cash flows are less than the carrying amount, we determine the fair value of the asset or asset group and record an impairment charge in current earnings to the extent carrying value exceeds fair value. Fair values may be determined based on estimated discounted cash flows, by prices for like or similar assets in similar markets or a combination of both.
In the third quarter of 2022, the current and projected operating and cash flow losses at our rubber asset group within the CWT operating segment resulted in the determination that an indicator of impairment existed. Accordingly, we performed a quantitative impairment analysis to determine whether the carrying value of the asset group was recoverable, and if not, determine the fair value of the asset group using the methods described above.
Based on the analysis, we determined that the undiscounted cash flows for the asset group did not exceed its carrying value. In determining the asset group's fair value, we utilized a market approach of assessing the exit prices for like or similar assets in similar markets and potential exit prices willing to be paid for the asset group by a market participant in an open market. Based on this assessment, we determined that the asset group's carrying value exceeded its fair value as of September 30, 2022, resulting in an impairment of property, plant, and equipment and definite-lived intangible assets of $6.2 million and $18.6 million, respectively.
We will continue to closely monitor whether and to what extent any significant changes in current events or conditions may result in corresponding changes to our expectation on the market value of the collective asset group. If our expectation of a market exit price willing to be paid by a market participant for the collective asset group does not materialize or changes due to known market conditions, we may be required to record additional impairments to the asset group, which may be material.

Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about our performance and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in our business and evaluate our performance relative to similarly-situated companies. This information differs from net income, operating income, and operating margin determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. Our and our segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follows. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (GAAP)	$254.7	$142.1	$749.8	$293.6
Less: (loss) income from discontinued operations (GAAP)	(0.5)	29.1	4.4	37.4
Income from continuing operations (GAAP)	255.2	113.0	745.4	256.2
Provision for income taxes	72.2	33.0	223.1	66.1
Interest expense, net	22.6	19.8	67.6	58.2
Interest income	(3.0)	(0.2)	(3.8)	(1.1)
EBIT	347.0	165.6	1,032.3	379.4
Exit and disposal, and facility rationalization costs	1.4	3.4	4.2	14.0
Inventory step-up amortization and transaction costs	2.4	22.2	3.2	24.4
Impairment charges	25.1	1.8	25.3	1.8
Losses from acquisitions and disposals	0.3	—	0.7	3.5
(Gains) losses from insurance	(1.4)	(0.3)	(1.1)	0.2
Losses from litigation	—	—	—	0.1
Total non-comparable items	27.8	27.1	32.3	44.0
Adjusted EBIT	374.8	192.7	1,064.6	423.4
Depreciation	24.7	21.6	72.7	62.2
Amortization	38.3	36.0	117.5	94.2
Adjusted EBITDA	$437.8	$250.3	$1,254.8	$579.8
Divided by:
Total revenues	$1,794.1	$1,315.6	$5,137.3	$3,434.3
Adjusted EBITDA margin	24.4%	19.0%	24.4%	16.9%

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$341.7	$9.6	$12.9	$11.7	$(27.7)
Non-operating expense (income)(1)	1.2	0.2	(0.8)	(0.4)	1.0
EBIT	340.5	9.4	13.7	12.1	(28.7)
Exit and disposal, and facility rationalization costs	—	—	1.4	—	—
Inventory step-up amortization and transaction costs	—	—	—	0.1	2.3
Impairment charges	—	24.8	—	—	0.3
Losses (gains) from acquisitions and disposals	—	0.2	0.1	—	—
Gains from insurance	—	—	—	(1.4)	—
Total non-comparable items	—	25.0	1.5	(1.3)	2.6
Adjusted EBIT	340.5	34.4	15.2	10.8	(26.1)
Depreciation	9.8	6.4	6.1	1.4	1.0
Amortization	3.8	18.3	12.0	3.6	0.6
Adjusted EBITDA	$354.1	$59.1	$33.3	$15.8	$(24.5)
Divided by:
Total revenues	$1,090.3	$406.7	$223.7	$73.4	$—
Adjusted EBITDA margin	32.5%	14.5%	14.9%	21.5%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$181.1	$6.0	$(0.5)	$4.7	$(24.8)
Non-operating expense (income)(1)	0.3	0.1	(0.1)	(0.2)	0.8
EBIT	180.8	5.9	(0.4)	4.9	(25.6)
Exit and disposal, and facility rationalization costs	0.1	—	2.8	0.5	—
Inventory step-up amortization and transaction costs	—	22.3	—	—	(0.1)
Impairment charges	—	—	1.8	—	—
(Gains) losses from acquisitions and disposals	(0.1)	0.1	—	—	—
Gains from insurance	—	—	—	(0.3)	—
Losses (gains) from litigation	—	—	0.1	—	(0.1)
Total non-comparable items	—	22.4	4.7	0.2	(0.2)
Adjusted EBIT	180.8	28.3	4.3	5.1	(25.8)
Depreciation	9.1	3.8	6.3	1.4	1.0
Amortization	4.2	14.3	12.6	4.4	0.5
Adjusted EBITDA	$194.1	$46.4	$23.2	$10.9	$(24.3)
Divided by:
Total revenues	$783.9	$281.9	$178.7	$71.1	$—
Adjusted EBITDA margin	24.8%	16.5%	13.0%	15.3%	NM
(1)Includes other non-operating (income) expense, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Nine Months Ended September 30, 2022
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$961.7	$106.1	$18.3	$23.5	$(73.5)
Non-operating expense (income)(1)	2.1	0.4	(1.6)	(0.3)	3.2
EBIT	959.6	105.7	19.9	23.8	(76.7)
Exit and disposal, and facility rationalization costs	—	0.1	4.1	—	—
Inventory step-up amortization and transaction costs	—	—	—	0.1	3.1
Impairment charges	—	25.0	—	—	0.3
(Gains) losses from acquisitions and disposals	(0.1)	0.2	0.5	0.1	—
Losses (gains) from insurance	—	0.3	—	(1.4)	—
(Gains) losses from litigation	—	—	(0.1)	—	0.1
Total non-comparable items	(0.1)	25.6	4.5	(1.2)	3.5
Adjusted EBIT	959.5	131.3	24.4	22.6	(73.2)
Depreciation	28.3	19.1	18.3	4.3	2.7
Amortization	12.9	55.3	36.0	11.6	1.7
Adjusted EBITDA	$1,000.7	$205.7	$78.7	$38.5	$(68.8)
Divided by:
Total revenues	$3,084.8	$1,214.7	$621.3	$216.5	$—
Adjusted EBITDA margin	32.4%	16.9%	12.7%	17.8%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Nine Months Ended September 30, 2021
(in millions)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$446.8	$39.0	$(24.1)	$15.6	$(92.3)
Non-operating expense (income)(1)	2.6	0.1	(0.1)	1.3	1.7
EBIT	444.2	38.9	(24.0)	14.3	(94.0)
Exit and disposal, and facility rationalization costs	0.1	—	13.0	0.9	—
Inventory step-up amortization and transaction costs	—	22.3	—	0.1	2.0
Impairment charges	—	—	1.8	—	—
Losses from acquisitions and disposals	2.1	0.1	0.3	0.2	0.8
Losses (gains) from insurance	0.3	0.2	—	(0.3)	—
Losses from litigation	—	—	0.1	—	—
Total non-comparable items	2.5	22.6	15.2	0.9	2.8
Adjusted EBIT	446.7	61.5	(8.8)	15.2	(91.2)
Depreciation	27.4	9.4	18.6	4.0	2.8
Amortization	12.2	29.3	37.9	13.3	1.5
Adjusted EBITDA	$486.3	$100.2	$47.7	$32.5	$(86.9)
Divided by:
Total revenues	$2,063.1	$659.3	$503.4	$208.5	$—
Adjusted EBITDA margin	23.6%	15.2%	9.5%	15.6%	NM
(1)Includes other non-operating expense (income), which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

Outlook
Our expectations for segment and total revenues for 2022, compared to 2021 follow:

	2022 Revenue	Primary Drivers
Carlisle Construction Materials	35 to 40% growth	•Strong re-roofing and new construction activity •Pricing to the value of the Carlisle Experience •Increasing demand for energy-efficient building products
Carlisle Weatherproofing Technologies	Approximately 60% growth	•Henry acquisition •Non-residential demand growth within our channels
Carlisle Interconnect Technologies	Exceed 20% growth	•Growing demand in commercial aerospace and medical markets •Backlog growing
Carlisle Fluid Technologies	Mid single-digit growth	•Focus on new product introductions and price discipline •Backlog growing
Total Carlisle	35 to 40% growth
For the year 2022, we expect:
•Corporate expenses of approximately $105 million;
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2022. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
During the first nine months of months of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2022:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	—	$—	—	4.3
August	—	—	—	4.3
September	0.1	287.77	0.1	4.2
Total	0.1		0.1
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2022, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
10.1*	Letter Agreement, dated August 9, 2022, between the Carlisle Companies Incorporated and Nicholas J. Shears		8-K	8/9/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	October 28, 2022	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer