Form 10-K
period 2022-12-31
CARLISLE COMPANIES INC
filed 2023-02-16
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $12.3 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2022.
As of February 9, 2023, 51,148,443 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2023, are incorporated by reference in Part III.

PART I
Item 1.  Business.
Overview
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions that enable greater energy efficiency in buildings. Through our family of leading brands in our building products businesses, we provide labor-reducing and environmentally responsible solutions to contractors and building owners with a keen focus on delivering the best-in-class Carlisle Experience to all channel partners. We are also a leading provider of products to the aerospace, medical technologies and general industrial markets.
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
Business Strategy
We strive to be a leading manufacturer of highly engineered products in the various markets we serve. Introduced in early 2018, Vision 2025 set the tone for a returns-focused capital deployment strategy intended to create sustained value for all of our stakeholders, with an intermediate-term goal of achieving $15 of earnings per share by 2025. With the successful implementation of our strategy, Carlisle achieved this level of earnings three years early.
Key pillars of this strategic plan, which remain well-ingrained today throughout the Company to guide our value-creating strategy going forward, include (1) dedication to driving above market organic revenue growth through continued investment in innovation, and maintaining best-in-class production, service, and delivery capabilities, (2) utilizing the Carlisle Operating System (“COS”), an operating structure and strategy deployment system based on lean enterprise and six sigma principles, consistently to drive efficiencies and operating leverage, (3) building scale with synergistic acquisitions, (4) continuing to invest in and develop exceptional talent, and (5) maintaining a balanced, returns-focused approach to capital deployment which includes returning excess capital to stockholders.
We utilize COS to drive improving operational performance. COS is a continuous improvement process that defines the way we do business and is deeply embedded in our culture throughout Carlisle’s operations. Waste is eliminated and efficiencies are improved enterprise-wide, driving both improvements to our sustainability efforts by reducing our carbon footprint, and increasing profitability. These efforts expand beyond production areas, as COS drives new product innovation, engineering, supply chain management, warranty and product rationalization.
With accelerating demand for energy-efficient solutions for sustainable buildings of the future, we will continue to seek ways to improve our manufacturing processes to lower carbon emissions through COS. Importantly, we will continue to emphasize the development of products that help reduce carbon emissions with energy-efficient systems and solutions on building rooftops and throughout the building envelope as a natural offset to the current built environment, which is estimated to contribute as much as 30% of annual greenhouse gas ("GHG") emissions.
We intend to continue to seek synergistic acquisitions that will enhance our ability to service our customers with a broader set of energy-efficient solutions, while also seeking to divest businesses that no longer fit well into the strategic direction of Carlisle. Refer to Notes 3 and 4 for further discussion of acquisitions made during the past three years and our discontinued operations.
While supply chain challenges, pervasive and persistent inflation, and labor shortages have been material headwinds to our operations, we believe our proactive approach to continuous improvement initiatives and focus on delivering the Carlisle Experience to our customers drove laudable resilience and collectively accelerated achieving our Vision 2025 earnings goal three years early, recording record financial results in 2022. We remain focused on continuing our value-creating journey with the proven foundational pillars of Vision 2025 very well ingrained in our Carlisle culture of continuous improvement and returns-focused capital deployment.

Description of Business by Segment
Carlisle Construction Materials (“CCM”)
Products, Markets and Locations
The CCM segment has evolved from a supplier of the first single-ply ethylene propylene diene monomer (“EPDM”) roofing membranes in the early 1960s to today, where we deliver innovative, easy-to-install and energy-efficient solutions through the Carlisle Experience for customers who are creating the sustainable building of the future. CCM is a diversified manufacturer and supplier of premium roofing products and related technologies primarily for the commercial construction market. CCM offers high-performance, single-ply roofing solutions that include EPDM, thermoplastic polyolefin (“TPO”), polyvinyl chloride (“PVC”), architectural metal and roof garden systems.
EPDM, TPO and PVC membrane and polyisocyanurate ("polyiso") insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, re-roofing and maintenance, general construction and industrial markets. These products are primarily sold under the Carlisle SynTec, Versico, Weatherbond and Hunter Panels brands in the United States of America (“U.S.” or “United States”) and throughout the world, and EPDM membranes under the Resitrix and Hertalan brands primarily in Europe.
CCM operates manufacturing facilities located throughout the United States, its primary market, and in Canada, Germany, the Netherlands, United Kingdom ("U.K.") and Romania. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors in North America and Europe.
Key Raw Materials
Key raw materials for this segment include methylene diphenyl diisocyanate (“MDI”), polyol, EPDM polymer, TPO polymer, carbon black and coated steel. These raw materials generally have at least two vendor sources. The vendor typically has multiple processing facilities for key raw materials that are single sourced.
Seasonality
Revenues and earnings for CCM have historically been higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.
Market Factors
CCM serves a large and diverse customer base; however, in 2022 CCM's two largest customers represented 21.9% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company's consolidated revenues and operating income. Both of these customers' business is covered under a number of independent local agreements.
Demand for CCM’s energy-efficient roofing solutions is primarily driven by the need to replace older, existing roofs on non-residential structures, and to a lesser extent, new construction. Notably, CCM’s backlog of orders is not a significant factor for the segment, and thus not a reliable indicator of intermediate-term revenue as most products have relatively short order-to-delivery periods.
This segment faces competition from several competitors that produce roofing systems predominantly for commercial and building applications. The level of competition within this market varies by product line and region. As one of four major manufacturers in the single-ply industry, CCM competes through innovative products, long-term warranties and customer service. CCM offers separately priced extended warranty contracts on certain of its products ranging from five to 40 years, the most significant being those offered on its installed single-ply roofing systems primarily in the United States, subject to certain exclusions, that covers leaks in the roofing system attributable to a problem with the particular product or the installation of the product.
Strategy
Our strategy for the CCM segment is to:
•Capture significant aftermarket opportunities as buildings in the U.S. approach “re-roofing” vintage;
•Continue to support its above average margin profile;
•Further expand our offering of innovative solutions to U.S. commercial roofing markets, including broadening our product breadth and geographic reach into architectural metals; and

•Expand internationally, especially into Europe, where there is a market to upgrade traditional asphalt roofing with EPDM, TPO and other single-ply roofing solutions.
Key growth initiatives include:
•Grow operating income through the creation of value, based on labor and energy efficiency;
•Continue to drive and leverage the Carlisle Experience to be the manufacturer of choice to our customers;
•Drive innovation through enhanced focus on research and development to continue to introduce proprietary, differentiated value-add products and solutions;
•Continue to invest in training employees and customers to drive a culture of continuous learning that creates brand loyalty; and
•Focus mergers and acquisitions on synergistic building envelope opportunities.
Carlisle Weatherproofing Technologies (“CWT”)
Products, Markets and Locations
The CWT segment was created in early 2022 to incorporate our acquisition of ASP Henry Holdings ("Henry") and align our segments around our products and applications for the building envelope. CWT is a leading provider of high-performance waterproofing and moisture protection products, protective roofing underlayments, integrated air/vapor barriers, spray polyurethane foam and coating systems, and block-molded expanded polystyrene insulation for the building envelope. CWT is a leading North American building products manufacturer offering an enhanced set of solutions and systems to aid in the design of efficient building envelope construction projects, backed by industry-leading product innovations and a focus on environmentally responsible principles.
CWT operates manufacturing facilities and distribution locations throughout the United States and Canada, its primary markets. The majority of CWT’s products are sold through distribution, and to a much lesser extent, retail outlets throughout North America.
Key Raw Materials
Key raw materials for this segment include MDI, silicone polymer, asphalt, rubber, glass mat and expanded polystyrene insulation bead. These raw materials generally have at least two vendor sources. The vendor typically has multiple processing facilities for key raw materials that are single sourced.
Seasonality
Revenues and earnings for CWT have historically been higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.
Market Factors
The segment faces competition from numerous, usually local or regional competitors, that typically produce a subset of CWT’s broader suite of weatherproofing technologies used in both commercial and residential markets. The level of competition within this market varies by product line, region and end-market. As a market-leader in air and vapor barriers, waterproofing, spray foam and other insulation solutions, CWT competes through innovative products, long-term warranties and customer service. CWT's backlog of orders is not a significant factor for the segment, and thus not a reliable indicator of intermediate-term revenue as most products have relatively short order-to-delivery periods. The warranties offered on CWT products vary by solution.
Strategy
Our strategy for the CWT segment is to:
•Further expand our value proposition to building owners, contractors and home builders with our comprehensive suite of energy-efficient building products;
•Capture significant aftermarket opportunities as both residential and non-residential buildings are in need of both repair and energy-efficiency upgrades;
•Continue to identify and realize synergies following the Henry acquisition and future tuck-in acquisitions;
•Drive strong incremental margins to expand segment margins over time; and
•Further expand our presence in niche high-growth and high-margin opportunities including spray foam insulation, air, water, and vapor barriers, and other building envelope adjacencies;

Key growth initiatives include:
•Drive sales and commercial excellence using system and bundle sales to leverage enhanced product breadth and the best-in-class Carlisle Experience;
•Grow operating income through the creation of value, based on labor and energy efficiency, and leveraging COS throughout CWT’s manufacturing footprint;
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
Key Raw Materials
Key raw materials for this segment include gold, copper conductors that are plated with tin, nickel or silver, polyimide tapes, polytetrafluoroethylene (“PTFE”) tapes, PTFE fine powder resin, thermoplastic resins, stainless steel, beryllium copper rod, machined metals, plastic parts, and various marking and identification materials. These raw materials are typically sourced worldwide and generally have at least two supplier sources, except when prohibited by customer contracts, which represented less than 10% of purchases in 2022.
Market Factors
Backlog orders were $525.8 million and $404.2 million as of December 31, 2022 and 2021, respectively. Of the $525.8 million in backlog orders as of December 31, 2022, $41.7 million is not reasonably expected to be filled in 2023.
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
Strategy
Our strategy for the CIT segment is to focus on highly regulated industries that have the characteristics of high-performance, mission-critical products designed to operate in harsh environments with significant barriers to entry and attractive margins. The primary industries currently include commercial aerospace, defense, industrial and medical devices.

Our strategy for the CIT segment is to:
•Increase its status as the wire and cable supplier of choice by meeting increased data and electrification needs within aircraft;
•Broaden its breadth of product and geographic reach within aerospace and medical primarily through new product development and operational excellence;
•Capitalize on increased investment in medical equipment and technology; and
•Leverage core technologies to diversify into attractive, adjacent markets.
Key growth initiatives include:
•Increase content per aircraft across all product groups;
•Build out and convert medical original equipment manufacturers ("OEM") project pipeline;
•Increase market share on defense electronics and space programs;
•Emphasize market-focused organizational alignment and best-in-class manufacturing capabilities to drive accelerated organic growth and enhance leverage to sustained cyclical tailwinds within both aerospace and medical technology end markets; and
•Leverage vertically integrated capabilities to support the medical device OEM strategy of consolidating supply chains across strategic end markets.
Carlisle Fluid Technologies (“CFT”)
Products, Markets and Locations
The CFT segment designs, manufactures and sells highly engineered liquid, powder, sealants and adhesives and high pressure foam equipment and integrated system solutions for spraying, pumping, mixing, metering and curing a variety of coatings used primarily in the automotive manufacture, general industrial, transportation, wood, protective coating, insulation, specialty and automotive refinish markets. This segment also incorporates custom designed and commercially available electric and electronic components in a number of its metering and control products. The CFT segment manufactures and sells products that are sold under the brand names of Binks®, DeVilbiss®, Ransburg®, BGK® and MS Powder®. The segment operates manufacturing facilities primarily in the United States, the U.K. and Switzerland, and assembly and distribution facilities in China, Japan and South Korea, with approximately 54% of its revenues outside the United States. The majority of sales into CFT's industries are made through a worldwide network of distributors, integrators and some direct to end-user sales. These business relationships are managed primarily through direct sales personnel worldwide.
Key Raw Materials
Key raw materials for this segment include carbon steel and various grades of stainless steel, brass, aluminum, copper, machined metals, carbide, machined plastic parts and PTFE. These raw materials, machined parts and assemblies are typically sourced worldwide and have at least two vendor sources.
Seasonality
Approximately 16% of CFT’s annual revenues are for the development, and in some cases assembly, of large fluid handling or other application systems projects. Timing of these system sales can result in revenues that are higher in certain quarters versus other quarters within the same calendar year, particularly the fourth quarter.
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

Strategy
Our strategy for the CFT segment is to:
•Focus on key end markets of automotive and automotive refinish, transportation, general industrial, and agricultural and construction equipment;
•Grow sales of core spray guns by capitalizing on strong brand recognition and solid customer advocacy among key automotive and industrial OEMs;
•Further expand in mixing, metering, spraying and dispensing polyurethane foam, viscous liquids or powder coating equipment through our energy efficient pumps and better controls, leveraging the equipment to support core spray gun sales and expanding in adjacent markets;
•Launch innovative new products including embedded technology and IIoT-enabled platforms that connect equipment on the shop floor;
•Expand pump sales in the attractive reciprocating pumps market; and
•Further penetrate the fast-set applications market, including spray foam insulation.
Key growth initiatives include:
•Expand global distribution network by developing partners in growing regions and markets;
•Expand product portfolio by launching new products in adjacent markets and filling gaps in existing product portfolio;
•Increase market share by driving deep customer relationships and operational excellence; and
•Drive higher aftermarket sales servicing our growing installed base of equipment.
Intellectual Property
We own or hold the right to use a variety of patents, trademarks, licenses, inventions, trade secrets and other intellectual property rights. We have adopted a variety of measures and programs to maintain the continued validity and enforceability of our various intellectual property rights.
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $50.8 million, $49.9 million and $45.4 million, representing 0.8%, 1.0% and 1.1% of revenues in 2022, 2021 and 2020, respectively.
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
Environmental, Social, and Governance ("ESG")
Our mission is help deliver a more sustainable future by supplying innovative and energy efficient products while reducing our operational GHG emissions and the amount of construction materials in landfills.
Our drive to increase the content of energy-efficient products in our portfolio was a key factor in our decision to purchase Henry in 2021. Henry's building envelope systems keep moisture out of buildings to reduce energy consumption and keep waste out of landfills, helping to protect and enhance the environments in which we live and work. We also made significant progress in the construction of our ninth polyiso facility in Sikeston, Missouri, which is expected to be operational by the summer of 2023. This new facility is being constructed with the latest advancements in Leadership in Energy and Environmental Design ("LEED") building standards and environmentally responsible building principles, and will manufacture energy efficient polyiso insulation, which reduces cooling and heating costs for buildings and, in turn, reduces a building's carbon footprint.
During 2022, we began production of the commercial roofing industry's first 16-foot-wide TPO membrane manufacturing line, which results in less packaging waste. Also in 2022, we installed photovoltaic solar panels on our plant in Waltershausen, Germany. This photovoltaic system is expected to generate approximately 30% of the site's electricity and reduce GHG emissions by nearly 250 metric tons per year.

As we continue our ESG journey, we continue to rely on the tenants of the Carlisle Environmental Sustainability Policy, which specifies the collection of detailed ESG data from our facilities across the globe. Through evaluating the data, we can measure factors, like GHG emissions, which we will use to monitor our progress towards achieving our established targets. The policy further establishes a process to engage our supply chain and monitor compliance with Carlisle policies for fair labor practices and our Code of Business Conduct and Ethics. Finally, the policy formalizes our commitment to certify all our manufacturing facilities to the ISO 14001 Environmental Management System by the end of 2025.
The Chair, President, and Chief Executive Officer reviews and approves the strategic direction for Carlisle’s sustainability approach. Carlisle’s sustainability approach is guided to execution through the Vice President of Sustainability and the ESG Steering Committee. The Vice President of Sustainability, reporting to the Chair, President and Chief Executive Officer, leads the ESG Steering Committee, which is composed of key executives in the areas of human resources, COS, legal and finance. The ESG Steering Committee develops strategy, provides oversight, and monitors accountability in our ESG and climate-related initiatives through the deployment of the Carlisle Environmental Sustainability Policy. On a periodic basis, Carlisle's Board of Directors (the "Board") reviews the status of the Company's ESG initiatives. The Vice President of Sustainability and members of the ESG Steering Committee work with senior leadership within Carlisle’s business units to deploy and accelerate Carlisle’s sustainability strategy.
Our environmental sustainability initiatives and strategy are discussed further in our 2021 Corporate Sustainability Report, which can be found on our website at www.carlisle.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.
Human Capital Resources
Investing in Our People
As of December 31, 2022, we employed approximately 12,100 people, excluding approximately 400 contractors.
We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering value to our stakeholders. We begin with a recruiting process that reaches a wide array of potential employees and includes the engagement of specialized, diverse recruiting firms such as The Standard Diversity Network, Jobs4Women.net, Asian American Jobsite, African American Jobsite and many others.
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
We offer several training programs for current employees intended to develop talent, including:
•The Carlisle Leadership Summit is intended to identify and prepare high-performing employees for senior leadership roles and to recognize and continue to develop our most seasoned employees.
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
Diversity, Equity & Inclusion
Carlisle has pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. In May 2018, Carlisle joined the CEO Action for Diversity & Inclusion™, a coalition of nearly 2,000 CEOs pledging to advance diversity and inclusion in the workplace. By signing on to this commitment,

Carlisle is pledging to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. CEO Action for Diversity & Inclusion™ is cultivating a new type of ecosystem centered around collaboration and sharing.
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
Below is a summary of our global employee diversity as of December 31, 2022 by gender and age:

Employee Diversity by Gender
Executives, Senior Officers and Directors
Other Professionals
Manufacturing and Other Personnel
Total
83%
17%
65%
35%
69%
31%
67%
33%
Male
Female

Employee Diversity by Age

Executives, Senior Officers and Directors
47%
53%
Other Professionals
28%
57%
15%
Manufacturing and Other Personnel
24%
53%
23%
Total
26%
54%
20%
Over 50
30 - 50
Under 30

Health and Safety
Through COS, we have launched “Path to Zero,” an initiative to drive our incident rate to zero. At Carlisle, safety is everyone’s responsibility. This includes our own employees, as well as contractors, suppliers, customers and others. Carlisle is committed to adhere to safety policies, procedures and training to incorporate safety into all aspects of business operations. All safety incidents are investigated to reduce safety risks and share lessons learned. Carlisle measures and reviews safety performance and strives for continuous improvement along the Path to Zero.
Throughout 2022, our teams continued to support each other and focus on safety, as evidenced by our industry leading 0.67% OSHA Incident Rate, which has declined more than 17% compared to 2021. Carlisle continues to lead in safety performance and has greatly outperformed the industry since we started tracking this metric on a consolidated basis in 2018.
Labor Matters
Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2022, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CCM - Germany	2	159	May 2023
CWT - Canada	4	155	December 2023 December 2024 December 2025
CCM - Netherlands	1	141	March 2024
CIT - Switzerland	1	74	N/A
CCM - Romania	1	63	June 2023
CFT - Germany	6	24	N/A
CWT - US	1	15	March 2023
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
The successful realization of revenue growth, cost reductions and synergies with our existing businesses, and within acquired stand-alone businesses, and increases in profitability overall, are dependent upon successful integration initiatives. If these integration initiatives are not fully realized, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows, including goodwill and/or intangible asset impairments, which may be material.
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
Several of the market segments in which the Company sells its products are, to varying degrees, cyclical and may experience periodic downturns in demand. For example, the CCM and CWT segments are susceptible to downturns in the commercial construction industry, particularly in the construction repair and replacement sectors, the CWT segment is susceptible to downturns in the residential construction industry, the CIT segment is susceptible to downturns in the commercial aerospace industry and the CFT segment is susceptible to downturns in the automotive industry.
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
The Company operates in global markets. Approximately 14% of the Company’s revenues in 2022 were generated outside the United States. In addition, to compete globally, all of the Company’s segments have manufacturing facilities outside the United States. In 2022, approximately 12% of cost of goods sold was derived from facilities outside of the United States.
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
The Company has significant concentrations in the domestic construction market.
For the year ended December 31, 2022, approximately 83% of the Company’s revenues and approximately 102% of its operating income were generated by the CCM and CWT segments, principally from the construction market. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, new housing starts and changes in construction spending by federal, state and local governments. A decline in the construction market, particularly in construction repair and replacement activities, could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials.
The CCM and CWT segments compete through pricing, among other factors. Competition in this segment may increase pricing pressure on the Company which may negatively affect operating results in future periods.
Raw material costs are a significant component of the Company’s cost structure and are subject to volatility, including cost increases, significant disruptions to the Company's supply chains or significant shortages of materials.
The Company utilizes petroleum-based products, chemicals, resins and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 79% of the Company’s cost of goods sold in 2022. Significant increases in the costs of these materials may not be recovered through selling price increases and significant disruption to the Company's supply chains or significant shortages of materials could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
Currency fluctuation could have a material impact on the Company’s reported results of business operations.
The Company’s global revenues and other activities are translated into U.S. Dollars ("USD") for reporting purposes. The strengthening or weakening of the USD could result in unfavorable translation effects as the results of transactions in foreign countries are translated into USD. In addition, sales and purchases in currencies other than our subsidiaries' functional currencies (primarily the USD, Euro, Chinese Renminbi and British Pound) expose the Company to fluctuations in foreign currencies relative to those functional currencies. Increased strength of the functional currency will decrease the Company’s reported revenues or margins in respect of sales conducted in foreign currencies to the extent the Company is unable or determines not to increase local currency prices. Likewise, decreased strength of the functional currency could have a material adverse effect on the cost of materials and products. Many of the Company’s sales that are exported by its USD functional subsidiaries to foreign countries are denominated in USD, reducing currency exposure. However, increased strength of the USD may decrease the competitiveness of our U.S. subsidiaries’ products that are sold in USD within foreign locations.
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
We are also subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2022 and 2021, nor are any material asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

Global climate change and related regulations could negatively affect the Company.
Changes in environmental and climate change laws or regulations, including laws relating to GHG emissions, could lead to new or additional investment in the Company’s products or facilities and could increase environmental compliance expenditures. Changes in climate change concerns including GHG emissions, and the regulation of such concerns including climate-related disclosures, could subject the Company to additional costs and restrictions, including increased energy and raw material costs and other compliance requirements which could negatively impact the Company’s reputation, business, capital expenditures, results of operations and financial position.
As of the date of this filing, we have made several public commitments regarding our intended reduction of GHG emissions, including commitments to achieve net zero GHG emissions by 2050 and the establishment of science-based targets to reduce GHG emissions from our operations and the operations of our value chain. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brands and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

General Risk Factors
The Company is subject to risks arising from global pandemics, including COVID-19.
The Company’s businesses operate in market segments impacted by the COVID-19 pandemic. Operating during a global pandemic exposes the Company to a number of risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, increases in operating costs related to pay and benefits for our employees, collection of trade receivables in accordance with their terms, and potential impairment of goodwill and long-lived assets, any of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
We have experienced, and could continue to experience, diminished demand for our products as a result of COVID-19. The initial decline in domestic and international passenger airline travel caused by COVID-19 and foreign government lockdowns continue to impact demand for our products sold to customers operating in the commercial aerospace industry. While these COVID-19-related impacts have not to date, in the aggregate, had a material adverse impact on the Company, we are unable to predict the extent or duration of these impacts as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration and frequency of coronavirus outbreaks and government responses to such outbreaks.
Cybersecurity breaches or significant disruptions of our information technology systems or violations of data privacy laws could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support critical business processes. Security breaches of these systems could result in the unauthorized or inappropriate access to confidential information or personal data entrusted to us by our business partners. While we have experienced, and expect to continue to experience, cybersecurity breaches to our information technology systems, none of them to date has had a material impact on the Company. Additionally, these systems may be disrupted as a result of attacks by computer hackers or viruses, human error or wrongdoing, operational failures or other catastrophic events. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain and protect its global business interests. However, any of the aforementioned breaches or disruptions could result in legal claims, liability or penalties under privacy laws or damage to operations or to the Company's reputation, which could adversely affect our business.

We are subject to data privacy and security laws, regulations and customer-imposed controls as a result of having access to and processing confidential, personal and/or sensitive data in the ordinary course of business. If we are unable to maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2022, by segment follows:

	Number of Facilities					Square Footage (in millions)
	North America	Europe	Asia	Other	Total	Owned	Leased
Carlisle Construction Materials	30	8	—	—	38	3.9	1.3
Carlisle Weatherproofing Technologies	39	1	—	—	40	2.2	0.8
Carlisle Interconnect Technologies	14	1	4	—	19	0.8	1.1
Carlisle Fluid Technologies	5	2	4	1	12	0.5	0.1
Totals	88	12	8	1	109	7.4	3.3
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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2022, as compared to a $100 investment in the S&P MidCap 400® Index and S&P 500® Index. The graph and corresponding chart assumes the investment of $100 in our common stock and each of the indices as of December 31, 2017 and the reinvestment of all dividends.

	Carlisle	S&P MidCap 400	S&P 500
2017	$100.00	$100.00	$100.00
2018	89.69	87.50	93.76
2019	146.27	108.55	120.84
2020	143.36	121.36	140.49
2021	230.28	149.53	178.27
2022	220.88	127.88	143.61

The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index and S&P 500® Index.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2022, there were 1,112 stockholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2022 follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	0.2	$282.82	0.2	4.0
November	0.4	243.25	0.4	3.6
December	0.2	250.28	0.2	3.4
Total	0.8		0.8
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2022, there were less than 0.1 million shares reacquired in transactions outside the repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s stock repurchase program. On February 2, 2021, the Board approved a 5 million share increase in the Company's stock repurchase program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Cash and Cash Equivalents—Share Repurchases" below.
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions for more energy efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. We are also a leading provider of products to the aerospace, medical technologies and general industrial markets through our Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") business segments.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, with the exception of CCM and CWT as a result of the reportable segment change during 2022, and liquidity and capital resources for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K (the "2021 Annual Report on Form 10-K").
Executive Overview
The entire Carlisle team delivered excellent results throughout 2022, especially given the difficult macroeconomic environment. Leveraging our continuous improvement culture and the Carlisle Experience, the Carlisle team delivered on our commitments, supported by continued strong underlying U.S. non-residential construction demand, ongoing recovery in commercial aerospace markets, and disciplined pricing to deliver a record sales and earnings performance.
In 2018, we launched Vision 2025, our plan to deliver $15 of GAAP earnings per share ("EPS") by 2025. Vision 2025 has provided Carlisle with clarity of mission to keep us on course during the difficult operating conditions of the past few years. At its core, Vision 2025 consists of five fundamental pillars; driving organic revenue growth, leveraging that growth with COS, transforming the portfolio through synergistic acquisitions and strategic divestitures, deploying capital in a disciplined and return on investment-focused manner, and investing in and developing exceptional talent. We are extremely pleased to confirm we have met our objective to deliver $15 of GAAP EPS three years in advance of our target date.
As we exited 2022, we saw material supply conditions continuing to improve and our channel partners settling into a more normal purchasing cadence. Inflationary pressures continue to abate, and greater availability of materials are leading us toward a more normalized operating environment, continuing the trends we started to experience in the third quarter of 2022. Seasonal buying patterns, which were disrupted in 2020 and 2021, are approaching normalization with our customers working down inventory in the fourth quarter and into early 2023. As strong underlying fundamentals in our core businesses persist, we expect to build inventory, as we typically do, in anticipation of seasonally strong demand in the second and third quarters of 2023. Non-discretionary commercial re-roofing demand continues, including significant interest and activity in Carlisle's sustainable building solutions driven by rising energy costs, sustainability trends and projected investment from the Inflation Reduction Act.
We remain balanced and disciplined in our approach to capital deployment. We are maintaining an elevated level of capital expenditures to drive future growth, particularly in our building products businesses. We continue to manage an active merger and acquisition pipeline focused on synergistic businesses with attractive growth characteristics that complement our high-margin product lines. We expect to remain active in returning capital to stockholders, after raising our dividend in 2022 for the 46th consecutive year and returning $534.4 million to stockholders in the form of share repurchases and cash dividends.

Summary Financial Results

(in millions, except per share amounts and percentages)	2022	2021
Revenues	$6,591.9	$4,810.3
Operating income	$1,275.7	$567.5
Operating margin	19.4%	11.8%
Income from continuing operations	$925.2	$387.0
(Loss) income from discontinued operations	$(1.2)	$34.7
Diluted earnings per share attributable to common shares:
Income from continuing operations	$17.58	$7.26
(Loss) income from discontinued operations	$(0.02)	$0.65

Adjusted EBITDA(1)	$1,563.0	$833.5
Adjusted EBITDA margin(2)	23.7%	17.3%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
Revenues increased in 2022 primarily reflecting positive pricing across all segments, contributions from the acquisition of ASP Henry Holdings, Inc. (“Henry”) in the CWT segment and higher sales volumes in the CCM, CIT and CFT segments, partially offset by unfavorable foreign currency impacts.
Operating income and operating income margin increased in 2022 primarily reflecting positive pricing, higher volumes and favorable product mix, partially offset by raw material and wage inflation across all segments.
Diluted earnings per share from continuing operations increased primarily from the above operating income performance ($10.03 per share) and reduced average shares outstanding ($0.21 per share) resulting from our share repurchase program.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$6,591.9	$4,810.3	$1,781.6	37.0%	9.2%	28.7%	(0.9)%
The increase in revenues in 2022 primarily reflected positive pricing across all segments, contributions from the acquisition of Henry in the CWT segment and higher sales volumes in the CCM, CIT and CFT segments, partially offset by unfavorable foreign currency impacts.
Revenues by Geographic Area

(in millions, except percentages)	2022		2021
United States	$5,663.8	86%	$4,039.5	84%
International:
Europe	374.9		359.8
Asia and Middle East	201.9		198.5
North America (excluding U.S.)	284.3		170.0
Africa	19.0		13.0
Other	48.0		29.5
Total International	928.1	14%	770.8	16%
Revenues	$6,591.9		$4,810.3

Gross Margin

(in millions, except percentages)	2022	2021	Change	%
Gross margin	$2,157.4	$1,314.7	$842.7	64.1%
Gross margin percentage	32.7%	27.3%
Depreciation and amortization	$103.1	$102.4
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in 2022, driven by positive pricing and COS savings, partially offset by raw material and wage inflation. Also included in cost of goods sold were exit and disposal costs totaling $5.7 million in 2022, primarily at CIT, attributable to our restructuring initiatives, compared with $9.7 million in 2021. Refer to Note 8 for further information on exit and disposal activities. In 2021, cost of goods sold included $2.2 million of inventory step-up amortization associated with the Henry acquisition.
Selling and Administrative Expenses

(in millions, except percentages)	2022	2021	Change	%
Selling and administrative expenses	$811.5	$698.2	$113.3	16.2%
As a percentage of revenues	12.3%	14.5%
Depreciation and amortization	$146.0	$113.7
Selling and administrative expenses increased in 2022 primarily reflecting incremental costs in the CWT segment from the acquisition of Henry, higher commissions, travel, incentive compensation costs and wage inflation. Also included in selling and administrative expenses were exit and disposal costs totaling $0.6 million in 2022, primarily at CIT, attributable to our restructuring initiatives, compared with $4.5 million in 2021. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions, except percentages)	2022	2021	Change	%
Research and development expenses	$50.8	$49.9	$0.9	1.8%
As a percentage of revenues	0.8%	1.0%
Depreciation and amortization	$2.2	$1.8
Research and development expenses were higher in 2022 primarily reflecting higher new product development expenses at our CIT, CCM and CWT segments.
Other Operating Expense (Income), net

(in millions, except percentages)	2022	2021	Change	%
Other operating expense (income), net	$19.4	$(0.9)	$20.3	NM
Other operating expense, net in 2022 reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million at our CWT segment, partially offset by rebates of $4.2 million and royalty income of $1.8 million.
Other operating income, net in 2021 primarily reflected $3.5 million of rebates, $1.6 million of royalty income and $0.4 million from rental income, partially offset by $5.0 million of impairment charges.
Operating Income

(in millions, except percentages)	2022	2021	Change	%
Operating income	$1,275.7	$567.5	$708.2	124.8%
Operating margin percentage	19.4%	11.8%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.

Interest Expense, net

(in millions, except percentages)	2022	2021	Change	%
Interest expense, net	$85.9	$80.3	$5.6	7.0%
Interest expense, net of capitalized interest, increased during 2022 primarily reflecting higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and $300.0 million of 0.55% unsecured senior notes completed in September 2021, partially offset by the redemption of $350.0 million of 3.75% unsecured senior notes (the "2022 Notes") in October 2022. Refer to Note 14 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	2022	2021	Change	%
Interest income	$(7.1)	$(1.2)	$(5.9)	491.7%
Interest income increased during 2022 primarily relating higher yields and a higher invested cash balance.
Other Non-operating Expense, net

(in millions, except percentages)	2022	2021	Change	%
Other non-operating expense, net	$1.3	$5.9	$(4.6)	(78.0)%
Other non-operating expense, net in 2022 primarily reflected changes in foreign currencies against the U.S. Dollar and unrealized losses on Rabbi Trust investments, partially offset by unrealized gains on pension assets.
Other non-operating expense, net in 2021 primarily reflected the release of the remaining indemnification assets related to the acquisitions of Petersen Aluminum Corporation ("Petersen") and Accella Holdings LLC ("Accella") resulting from escrow expirations, and changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions, except percentages)	2022	2021	Change	%
Provision for income taxes	$270.4	$95.5	$174.9	183.1%
Effective tax rate	22.6%	19.8%
The provision for income taxes on continuing operations for 2022 is higher than 2021 primarily reflecting higher pre-tax income in the U.S., and to a lesser extent in foreign jurisdictions which equated to higher taxes of $174.7 million.
Refer to Note 9 for further information related to income taxes.
(Loss) Income from Discontinued Operations

(in millions, except percentages)	2022	2021	Change	%
(Loss) income from discontinued operations before taxes	$(5.4)	$9.9	$(15.3)	NM
Benefit from income taxes	(4.2)	(24.8)
(Loss) income from discontinued operations	$(1.2)	$34.7
Loss from discontinued operations in 2022 primarily reflects legal settlement accruals associated with a previously disposed business, partially offset by a gain on the sale of real estate associated with the 2021 sale of the equity interests and assets comprising the Carlisle Brake & Friction ("CBF") segment.
Income from discontinued operations in 2021 primarily reflects operating results of CBF prior to the disposition and a pre-tax loss on sale, offset by an income tax benefit from the sale of the equity interests and assets comprising the CBF segment in August 2021.
Refer to Note 4 for additional information related to discontinued operations.

Segment Results of Operations
Carlisle Construction Materials (“CCM”)
This segment produces a complete line of premium energy-efficient single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including ethylene propylene diene monomer (“EPDM”), thermoplastic polyolefin (“TPO”) and polyvinyl chloride (“PVC”) membrane, polyisocyanurate ("polyiso") insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.

(in millions, except percentages)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$3,885.2	$2,846.2	$1,039.0	36.5%	—%	37.3%	(0.8)%
Operating income	$1,175.0	$619.9	$555.1	89.5%
Operating margin	30.2%	21.8%
Adjusted EBITDA(1)	$1,228.7	$672.7
Adjusted EBITDA margin(1)	31.6%	23.6%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CCM’s revenue increased in 2022 primarily reflecting positive pricing across all product lines and the strength of U.S. commercial roofing demand.
CCM’s operating margin and adjusted EBITDA margin increase in 2022 primarily reflected positive pricing, higher volumes and savings from COS, partially offset by raw material, freight and wage inflation.

(in millions, except percentages)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$2,846.2	$2,335.4	$510.8	21.9%	—%	21.5%	0.4%
Operating income	$619.9	$524.2	$95.7	18.3%
Operating margin	21.8%	22.4%
Adjusted EBITDA(1)	$672.7	$576.4
Adjusted EBITDA margin(1)	23.6%	24.7%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CCM’s revenue increase in 2021 primarily reflected higher volumes from strength in U.S. commercial roofing and price realization across all markets.
CCM’s operating margin and adjusted EBITDA margin decline in 2021 primarily reflected raw material, wage and freight inflation, offset by pricing actions that served to substantially offset inflation on a dollar basis during the year.
Carlisle Weatherproofing Technologies ("CWT")
This segment produces building envelope solutions that drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium rubber products for a variety of industrial and surfacing applications.

(in millions, except percentages)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$1,564.2	$990.5	$573.7	57.9%	44.8%	13.6%	(0.5)%
Operating income	$128.6	$64.4	$64.2	99.7%
Operating margin	8.2%	6.5%
Adjusted EBITDA(1)	$250.6	$151.3
Adjusted EBITDA margin(1)	16.0%	15.3%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CWT’s revenue increased in 2022 primarily reflecting contributions from the Henry acquisition and positive pricing.
CWT’s operating margin increase in 2022 primarily reflected positive pricing and contributions from the Henry acquisition, partially offset by raw material, freight and wage inflation and lower volumes. Operating margin also included definite-lived intangible asset impairments of $18.6 million and plant, property and equipment impairments of $6.2 million in 2022 and transaction related expenses of $24.4 million from the acquisition of Henry in 2021.
CWT’s adjusted EBITDA margin increase in 2022 primarily reflected favorable pricing and contributions from the Henry acquisition, partially offset by higher raw material, freight and labor costs, and lower volumes.

(in millions, except percentages)	2021	2020	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$990.5	$660.2	$330.3	50.0%	26.9%	23.1%	—%
Operating income	$64.4	$57.4	$7.0	12.2%
Operating margin	6.5%	8.7%
Adjusted EBITDA(1)	$151.3	$106.8
Adjusted EBITDA margin(1)	15.3%	16.2%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CWT’s revenue increase in 2021 primarily reflected contributions from the Henry acquisition, positive pricing and increased volumes across all end markets.
CWT's operating margin and adjusted EBITDA margin decline in 2021 primarily reflected raw material, freight and wage inflation, partially offset by pricing actions served to substantially offset inflation and improved operating efficiencies from COS.
Carlisle Interconnect Technologies (“CIT”)
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

During the third quarter of 2021, we announced plans to exit our manufacturing operations in Carlsbad, California, and relocate the majority of those operations to existing facilities in North America. The project is expected to be completed in the first quarter of 2023. Total projected costs are expected to approximate $6.9 million, with approximately $1.5 million of costs remaining to be incurred.

(in millions, except percentages)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$845.4	$687.8	$157.6	22.9%	—%	23.1%	(0.2)%
Operating income (loss)	$37.2	$(17.5)	$54.7	312.6%
Operating margin	4.4%	(2.5)%
Adjusted EBITDA(1)	$118.1	$75.8
Adjusted EBITDA margin(1)	14.0%	11.0%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CIT's revenue increase in 2022 primarily reflected continued strengthening of aerospace and medical end markets and favorable pricing.
CIT’s operating margin and adjusted EBITDA margin increase in 2022 primarily reflected higher volumes, positive pricing and savings from COS, partially offset by wage inflation and unfavorable product mix.
Carlisle Fluid Technologies (“CFT”)
This segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

(in millions, except percentages)	2022	2021	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Revenues	$297.1	$285.8	$11.3	4.0%	—%	9.3%	(5.3)%
Operating income	$36.5	$24.0	$12.5	52.1%
Operating margin	12.3%	8.4%
Adjusted EBITDA(1)	$56.3	$46.4
Adjusted EBITDA margin(1)	18.9%	16.2%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CFT's revenue increase in 2022 primarily reflected positive pricing and increased volumes in the transportation end market, partially offset by unfavorable changes in foreign currency rates.
CFT’s operating margin and adjusted EBITDA margin increase in 2022 primarily reflected positive pricing, savings from COS and higher volumes, partially offset by raw material, freight and wage inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2022	December 31, 2021
Europe	$20.1	$12.3
North America (excluding U.S.)	28.5	40.8
China	4.5	17.8
Asia Pacific (excluding China)	19.2	12.9
International cash and cash equivalents	72.3	83.8
U.S. cash and cash equivalents	327.7	240.6
Total cash and cash equivalents	$400.0	$324.4

We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2021, is primarily related to cash generated from operations and the receipt of the $125 million earn out payment from the sale of CBF, partially offset by share repurchases, the redemption of the 2022 Notes, capital expenditures and payment of dividends to stockholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $6.9 million in anticipation of those taxes as of December 31, 2022.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 14 for further information on long-term debt.
Sources and Uses of Cash and Cash Equivalents

(in millions)	2022	2021
Net cash provided by operating activities	$1,000.9	$421.7
Net cash used in investing activities	(61.1)	(1,486.4)
Net cash (used in) provided by financing activities	(862.0)	488.1
Effect of foreign currency exchange rate changes on cash	(2.2)	(1.2)
Change in cash and cash equivalents	$75.6	$(577.8)
Operating Activities
We generated operating cash flows totaling $1,000.9 million for 2022 (including working capital uses of $222.0 million), compared with $421.7 million for 2021 (including working capital uses of $275.2 million). Higher operating cash flows in 2022 primarily reflected higher net income and a reduction in working capital uses related to collection of accounts receivable, partially offset by a reduction in accounts payable.
Investing Activities
Cash used in investing activities of $61.1 million for 2022 primarily reflected capital expenditures of $183.5 million and the acquisition of MBTechnology for $24.7 million, partially offset by the proceeds of the contingent consideration from the earn out payment and sale of real estate associated with the 2021 sale of CBF for $132.0 million and proceeds from investment in securities of $10.3 million. Cash used in investing activities of $1,486.4 million for 2021 primarily reflected the acquisition of Henry for $1,571.3 million, net of cash acquired, capital expenditures of $134.8 million and investment in securities of $30.2 million, partially offset by proceeds of $247.7 million from the sale of CBF.
Financing Activities
Cash used in financing activities of $862.0 million for 2022 primarily reflected share repurchases of $400.0 million, the redemption of the 2022 Notes of $350.0 million and cash dividend payments of $134.4 million, reflecting the increased annual dividend rate of $3.00 per share. Cash provided by financing activities of $488.1 million for 2021 primarily reflected net proceeds from our September public offering of $850.0 million in aggregate principal amount of unsecured senior notes and proceeds from the exercise of stock options, net of withholding tax, of $77.4 million, partially offset by share repurchases of $315.6 million and cash dividend payments of $112.5 million.

Share Repurchases
On February 2, 2021, the Board approved a 5 million share increase in the Company's stock repurchase program. We repurchased approximately 1.6 million shares in 2022 as part of our plan to return capital to stockholders, utilizing $400.0 million of our cash on hand. As of December 31, 2022, we had authority to repurchase 3.4 million shares.
Purchases may occur from time to time over an indefinite period of time in the open market, in privately negotiated transactions and through block trades, and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments and is subject to the discretion of the Board. The Company plans to continue to repurchase shares in 2023 on an opportunistic basis.
We intend to pay dividends to our stockholders and have increased our dividend rate annually for the past 46 years. On January 31, 2023, the Board declared a regular quarterly dividend of $0.75 per share, payable on March 1, 2023, to stockholders of record at the close of business on February 17, 2022.
Debt Instruments
Senior Notes
On September 14, 2022, we issued a notice for the redemption in full of our outstanding $350.0 million aggregate principal amount of 2022 Notes. The 2022 Notes were redeemed on October 17, 2022, at the redemption price of $355.5 million, including $5.5 million of interest to the redemption date.
We also have unsecured senior unsecured notes outstanding of $300.0 million due September 1, 2023 (at a stated interest rate of 0.55%), $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%), $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%), $750 million due March 1, 2030 (at a stated interest rate of 2.75%) and $550.0 million due March 1, 2032 (at a stated interest rate of 2.20% that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility
During 2022, we had no borrowings or repayments under the Facility. During 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.1%. As of December 31, 2022 and December 31, 2021, there were no borrowings under the Facility and $1.0 billion of availability.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2022 and 2021.
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
Business Combinations
As noted in Item 1. Business. Business Strategy, we have a history and a strategy of acquiring businesses. We account for these business combinations as required by GAAP under the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed and can vary based on the structure of the acquisition as to whether it is a taxable or non-taxable transaction. To the extent the purchase price of the acquired business exceeds the fair values of the assets acquired and liabilities assumed, including deferred income taxes recorded in connection with the transaction, such excess is recognized as goodwill (see further below for our critical accounting estimate regarding post-acquisition accounting for goodwill). The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment, and inventory.
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
In 2022, the CCM reporting unit was divided into four reporting units, CCM Commercial Roofing, CCM Architectural Metals, CCM Europe and CWT, in conjunction with our re-segmentation in early 2022 and to align with the segment managers' review of the business. The goodwill previously assigned to the CCM reporting unit was allocated to the new reporting units based on their relative fair values. Accordingly, we have determined that we have seven reporting units as of December 31, 2022 and four reporting units as of December 31, 2021. Goodwill has been allocated to the reporting units as follows:

(in millions)	December 31, 2022	December 31, 2021
Carlisle Construction Materials	N/A	$1,172.6
Carlisle Construction Materials - Commercial Roofing	$848.9	N/A
Carlisle Construction Materials - Architectural Metals	59.5	N/A
Carlisle Construction Materials - Europe	24.4	N/A
Carlisle Weatherproofing Technologies	244.8	N/A
Carlisle Interconnect Technologies - Aerospace, Defense and Industrial	601.0	601.5
Carlisle Interconnect Technologies - Medical	234.6	233.7
Carlisle Fluid Technologies	187.5	191.2
Total	$2,200.7	$2,199.0
Annual Impairment Test
We test our goodwill for impairment annually as of November 1. For the November 1, 2022 impairment test, all reporting units were tested for impairment using the quantitative approach described above, resulting in fair values that substantially exceeded the carrying values, with the exception of CIT Medical, which exceeded its carrying value by approximately 10%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about estimated future cash flows, discount rates and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CIT Medical do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.
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
Annual Impairment Test
We test our indefinite-lived intangible assets for impairment annually as of November 1. For the November 1, 2022 impairment test, all indefinite-lived intangible assets were tested for impairment using the quantitative approach described above, resulting in fair values that substantially exceeded the carrying values, with the exception of five trade names with an aggregate carrying value of $331.3 million that exceeded their carrying amounts by less than 10%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated revenues and discount rates. If our adjusted expectations of the revenues of these five trade names do not materialize or if the discount rate increases (based on increases in interest rates, market rates of return or market volatility), we may be required to record intangible asset impairment charges, which may be material.
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
In the third quarter of 2022, the current and projected operating and cash flow losses at our rubber asset group within the CWT segment resulted in the determination that an indicator of impairment existed. Accordingly, we performed a quantitative impairment analysis to determine whether the carrying value of the asset group was recoverable, and if not, determine the fair value of the asset group using the methods described above.
Based on the analysis, we determined that the undiscounted cash flows for the asset group did not exceed its carrying value. In determining the asset group's fair value, we utilized a market approach of assessing the exit prices for like or similar assets in similar markets and potential exit prices willing to be paid for the asset group by a market participant in an open market. Based on this assessment, we determined that the asset group's carrying value exceeded its fair value as of September 30, 2022, resulting in an impairment of definite-lived intangible assets and property, plant, and equipment of $18.6 million and $6.2 million, respectively. After recording the impairment in the third quarter of 2022, all of our asset groups were recoverable as of December 31, 2022.
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
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2022, is approximately 20 years.
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
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss, and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $33.1 million on the deferred tax assets related to these carryforwards.
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
Extended Product Warranty Reserves
We offer extended warranty contracts on sales of certain products, the most significant being those offered on our installed roofing and weatherproofing systems within the CCM and CWT segments. Current costs of services performed under these contracts are expensed as incurred. We also record an additional loss and a corresponding reserve if the total expected costs of providing services under the contract exceed unamortized deferred revenues equal to such excess. We estimate total expected warranty costs using actuarially derived estimates of future costs of servicing the warranties. The key inputs that are utilized to develop these estimates include historical claims experience by type of product, location, and labor and material costs. The estimates of the volume and severity of these claims and associated costs are dependent upon the above assumptions and future results could differ from our current expectations. We currently do not have any material loss reserves recorded associated with our extended product warranties.
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

	December 31,
(in millions, except percentages)	2022	2021
Net income (GAAP)	$924.0	$421.7
Less: (loss) income from discontinued operations (GAAP)	(1.2)	34.7
Income from continuing operations (GAAP)	925.2	387.0
Provision for income taxes	270.4	95.5
Interest expense, net	85.9	80.3
Interest income	(7.1)	(1.2)
EBIT	1,274.4	561.6
Exit and disposal, and facility rationalization costs	5.8	17.1
Inventory step-up amortization and acquisition costs	4.4	26.4
Impairment charges	25.3	5.0
Losses from acquisitions and disposals	0.8	4.7
(Gains) losses from insurance	(1.1)	0.4
Losses from litigation	2.1	0.4
Total non-comparable items	37.3	54.0
Adjusted EBIT	1,311.7	615.6
Depreciation	96.7	86.4
Amortization	154.6	131.5
Adjusted EBITDA	$1,563.0	$833.5
Divided by:
Total revenues	$6,591.9	$4,810.3
Adjusted EBITDA margin	23.7%	17.3%

	Year Ended December 31, 2022
(in millions, except percentages)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$1,175.0	$128.6	$37.2	$36.5	$(101.6)
Non-operating expense (income), net(1)	2.0	0.8	(1.0)	—	(0.5)
EBIT	1,173.0	127.8	38.2	36.5	(101.1)
Exit and disposal, and facility rationalization costs	0.1	0.1	5.4	0.2	—
Inventory step-up amortization and acquisition costs	—	—	—	0.1	4.3
Impairment charges	—	25.0	—	—	0.3
Losses (gains) from acquisitions and disposals	—	0.3	0.7	—	(0.2)
Losses (gains) from insurance	—	0.3	—	(1.4)	—
Losses from litigation	—	—	2.0	—	0.1
Total non-comparable items	0.1	25.7	8.1	(1.1)	4.5
Adjusted EBIT	1,173.1	153.5	46.3	35.4	(96.6)
Depreciation	38.7	24.1	24.5	5.7	3.7
Amortization	16.9	73.0	47.3	15.2	2.2
Adjusted EBITDA	$1,228.7	$250.6	$118.1	$56.3	$(90.7)
Divided by:
Total revenues	$3,885.2	$1,564.2	$845.4	$297.1	$—
Adjusted EBITDA margin	31.6%	16.0%	14.0%	18.9%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.

	Year ended December 31, 2021
(in millions, except percentages)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$619.9	$64.4	$(17.5)	$24.0	$(123.3)
Non-operating expense (income), net(1)	2.5	(0.4)	(0.2)	1.6	2.4
EBIT	617.4	64.8	(17.3)	22.4	(125.7)
Exit and disposal, and facility rationalization costs	0.1	0.4	15.5	0.9	0.2
Inventory step-up amortization and acquisition costs	—	24.4	—	0.1	1.9
Impairment charges	—	—	1.8	—	3.2
Losses from acquisitions and disposals	2.2	—	0.4	0.2	1.9
Losses (gains) from insurance	0.3	0.4	—	(0.3)	—
Losses from litigation	—	—	0.3	—	0.1
Total non-comparable items	2.6	25.2	18.0	0.9	7.3
Adjusted EBIT	620.0	90.0	0.7	23.3	(118.4)
Depreciation	36.6	15.7	24.9	5.5	3.7
Amortization	16.1	45.6	50.2	17.6	2.0
Adjusted EBITDA	$672.7	$151.3	$75.8	$46.4	$(112.7)
Divided by:
Total revenues	$2,846.2	$990.5	$687.8	$285.8	$—
Adjusted EBITDA margin	23.6%	15.3%	11.0%	16.2%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.

	Year ended December 31, 2020
(in millions, except percentages)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$524.2	$57.4	$(2.1)	$5.3	$(97.0)
Non-operating expense (income), net(1)	3.4	0.4	(0.2)	(5.1)	13.2
EBIT	520.8	57.0	(1.9)	10.4	(110.2)
Exit and disposal, and facility rationalization costs	0.4	0.6	16.4	3.7	—
Inventory step-up amortization and acquisition costs	0.2	(0.1)	0.4	0.5	3.4
Impairment charges	—	—	6.0	—	—
Losses (gains) from acquisitions and disposals	3.1	3.9	—	(2.9)	(0.1)
Gains from insurance	—	(0.7)	—	—	—
Losses on extinguishment of debt	—	—	—	—	8.8
Total non-comparable items	3.7	3.7	22.8	1.3	12.1
Adjusted EBIT	524.5	60.7	20.9	11.7	(98.1)
Depreciation	35.6	12.6	25.2	5.6	3.1
Amortization	16.3	33.5	52.3	17.8	0.7
Adjusted EBITDA	$576.4	$106.8	$98.4	$35.1	$(94.3)
Divided by:
Total revenues	$2,335.4	$660.2	$731.6	$242.7	$—
Adjusted EBITDA margin	24.7%	16.2%	13.4%	14.5%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.
Outlook
Revenues
Our expectations for segment revenues in 2023 follows:

	2023 Revenue	Primary Drivers
Carlisle Construction Materials	Low single-digit growth	•Strong re-roofing activity •Pricing to the value of the Carlisle Experience •Increasing demand for energy-efficient building products
Carlisle Weatherproofing Technologies	Low double-digit decline	•Headwinds in residential markets •Partially offset by continued channel penetration and more resilient commercial repair & remodel demand
Carlisle Interconnect Technologies	High single-digit growth	•Increasing demand in commercial aerospace and medical markets •Backlog growing
Carlisle Fluid Technologies	High single-digit growth	•New product traction and positive pricing •Backlog growing
Total Carlisle	Low single-digit growth
Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet our stockholder return criteria, pay dividends to stockholders and return value to stockholders through share repurchases.
Capital expenditures in 2023 are expected to be approximately $200 million to $225 million, which primarily includes continued investments in CCM and CWT. Planned capital expenditures for 2023 include new product and capacity expansion, business sustaining projects and cost reduction efforts.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee,"

"anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of the COVID-19 pandemic on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2022 and 2021, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. We also have a $1.0 billion revolving credit facility that allows for borrowings at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2022 and 2021. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
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
We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $87.9 million and $127.6 million as of December 31, 2022 and 2021, respectively. The gross fair value was $0.7 million and $2.7 million as of December 31, 2022 and 2021, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $124.3 million and $82.5 million as of December 31, 2022 and 2021, respectively. The gross fair value was $(0.3) million and $0.2 million as of December 31, 2022 and 2021, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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
Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact; however, as of December 31, 2022 and 2021, we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – CFT & CIT Medical Reporting Units – Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach utilizing the discounted cash flow method and market approach utilizing the public company market multiple method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to market revenue multiples and EBITDA multiples from within a peer public company group. The fair values of the CFT and CIT Medical reporting units exceeded their carrying values and, therefore, no impairment was recognized.

Given the significant judgments management makes to estimate the fair value of the CFT and CIT Medical reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA margins, selection of the discount rates, and the selection of multiples applied to revenue and EBITDA required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA margins (“forecasts”), the selection of the discount rates, and the selection of comparable market revenue and EBITDA multiples for the CFT and CIT Medical reporting units included the following procedures:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the CFT and CIT Medical reporting units, such as controls related to management’s forecasts and the selection of discount rates and comparable market revenue and EBITDA multiples.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results of the Company and its industry, (2) internal communications to management, and (3) forecasted information included in industry reports of the Company and companies in its peer groups.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluating the appropriateness of the Company’s selection of companies in its peer public company groups.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 16, 2023
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MBTechnology (“MB Tech”) which was acquired on February 1, 2022 and whose financial statements constitute less than 1% of total assets and revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of MB Tech.
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
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 16, 2023

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Revenues	$6,591.9	$4,810.3	$3,969.9

Cost of goods sold	4,434.5	3,495.6	2,832.5
Selling and administrative expenses	811.5	698.2	603.2
Research and development expenses	50.8	49.9	45.4
Other operating expense (income), net	19.4	(0.9)	1.0
Operating income	1,275.7	567.5	487.8
Interest expense, net	85.9	80.3	76.6
Loss on extinguishment of debt	—	—	8.8
Interest income	(7.1)	(1.2)	(4.7)
Other non-operating expense, net	1.3	5.9	2.9
Income from continuing operations before income taxes	1,195.6	482.5	404.2
Provision for income taxes	270.4	95.5	78.5
Income from continuing operations	925.2	387.0	325.7

Discontinued operations:
(Loss) income before income taxes	(5.4)	9.9	(8.3)
Benefit from income taxes	(4.2)	(24.8)	(2.7)
(Loss) income from discontinued operations	(1.2)	34.7	(5.6)
Net income	$924.0	$421.7	$320.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$17.82	$7.35	$5.95
(Loss) income from discontinued operations	(0.02)	0.66	(0.10)
Basic earnings per share	$17.80	$8.01	$5.85

Diluted earnings per share attributable to common shares:
Income from continuing operations	$17.58	$7.26	$5.90
(Loss) income from discontinued operations	(0.02)	0.65	(0.10)
Diluted earnings per share	$17.56	$7.91	$5.80

Average shares outstanding:
Basic	51.8	52.5	54.5
Diluted	52.5	53.2	55.0

Comprehensive income:
Net income	$924.0	$421.7	$320.1
Other comprehensive (loss) income:
Foreign currency (losses) gains	(50.4)	(11.9)	39.4
Amortization of unrecognized net periodic benefit costs, net of tax	(1.8)	4.1	—
Other, net of tax	(0.4)	(0.4)	(12.3)
Other comprehensive (loss) income	(52.6)	(8.2)	27.1
Comprehensive income	$871.4	$413.5	$347.2
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$400.0	$324.4
Receivables, net	829.1	814.6
Inventories, net	748.8	605.1
Contract assets	90.7	72.1
Prepaid expenses	35.6	49.9
Other current assets	140.8	284.8
Total current assets	2,245.0	2,150.9

Property, plant and equipment, net	822.7	759.9
Goodwill	2,200.7	2,199.0
Other intangible assets, net	1,837.3	2,008.7
Other long-term assets	116.3	128.3
Total assets	$7,222.0	$7,246.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$370.5	$432.4
Accrued and other current liabilities	365.8	351.2
Current portion of debt	301.8	352.0
Contract liabilities	40.3	33.9
Total current liabilities	1,078.4	1,169.5

Long-term liabilities:
Long-term debt, less current portion	2,281.5	2,575.4
Contract liabilities	270.4	250.0
Other long-term liabilities	567.3	622.4
Total long-term liabilities	3,119.2	3,447.8

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 50.9 and 52.0 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	512.6	481.5
Treasury shares, at cost (27.5 and 26.4 shares, respectively)	(2,436.2)	(2,063.2)
Accumulated other comprehensive loss	(157.8)	(105.2)
Retained earnings	5,027.1	4,237.7
Total stockholders' equity	3,024.4	2,629.5
Total liabilities and equity	$7,222.0	$7,246.8
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income	$924.0	$421.7	$320.1
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	96.7	92.1	97.4
Amortization	154.6	134.1	126.8
Lease expense	27.9	27.1	28.1
Stock-based compensation	31.2	19.4	29.9
Loss on extinguishment of debt	—	—	8.8
Deferred taxes	(33.3)	(5.4)	(27.0)
Other operating activities, net	39.2	22.7	21.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(25.9)	(206.9)	78.9
Inventories	(165.2)	(136.8)	16.4
Contract assets	(18.9)	13.1	13.3
Prepaid expenses and other assets	21.6	(34.6)	(6.6)
Accounts payable	(60.5)	85.4	(15.2)
Accrued and other current liabilities	20.0	4.6	(5.3)
Contract liabilities	27.4	13.1	20.5
Other long-term liabilities	(37.9)	(27.9)	(11.3)
Net cash provided by operating activities	1,000.9	421.7	696.7

Investing activities:
Acquisitions, net of cash acquired	(24.7)	(1,571.3)	(35.4)
Proceed from sale of discontinued operation, net of cash disposed	132.0	247.7	—
Capital expenditures	(183.5)	(134.8)	(95.5)
Investment in securities	10.3	(30.2)	—
Other investing activities, net	4.8	2.2	8.3
Net cash used in investing activities	(61.1)	(1,486.4)	(122.6)

Financing activities:
Proceeds from notes	—	842.6	740.7
Repayments of notes	(350.0)	—	(258.5)
Borrowings from revolving credit facility	—	650.0	500.0
Repayments of revolving credit facility	—	(650.0)	(500.0)
Financing costs	—	(1.7)	(24.2)
Repurchases of common stock	(400.0)	(315.6)	(382.4)
Dividends paid	(134.4)	(112.5)	(112.4)
Proceeds from exercise of stock options	40.4	85.9	21.3
Withholding tax paid related to stock-based compensation	(14.7)	(8.5)	(8.3)
Other financing activities, net	(3.3)	(2.1)	(0.9)
Net cash (used in) provided by financing activities	(862.0)	488.1	(24.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.2)	(1.2)	1.6
Change in cash and cash equivalents	75.6	(577.8)	551.0
Less: change in cash and cash equivalents of discontinued operations	—	(5.1)	(3.6)
Cash and cash equivalents at beginning of period	324.4	897.1	342.5
Cash and cash equivalents at end of period	$400.0	$324.4	$897.1
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock Outstanding		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
	Shares	Amount				Shares	Cost
Balance as of January 1, 2020	55.7	$78.7	$416.6	$(124.1)	$3,721.3	22.7	$(1,449.7)	$2,642.8
Net income	—	—	—	—	320.1	—	—	320.1
Other comprehensive income, net of tax	—	—	—	27.1	—	—	—	27.1
Dividends - $2.05 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(3.1)	—	—	—	—	3.1	(382.4)	(382.4)
Issuances and deferrals, net for stock-based compensation(1)	0.3	—	25.1	—	—	(0.3)	17.7	42.8
Balance as of December 31, 2020	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	421.7	—	—	421.7
Other comprehensive loss, net of tax	—	—	—	(8.2)	—	—	—	(8.2)
Dividends - $2.13 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(1.9)	—	—	—	—	1.9	(315.6)	(315.6)
Issuances and deferrals, net for stock-based compensation(1)	1.0	—	39.8	—	—	(1.0)	66.8	106.6
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	924.0	—	—	924.0
Other comprehensive loss, net of tax	—	—	—	(52.6)	—	—	—	(52.6)
Dividends - $2.58 per share	—	—	—	—	(134.6)	—	—	(134.6)
Repurchases of common stock	(1.6)	—	—	—	—	1.6	(400.0)	(400.0)
Issuances and deferrals, net for stock-based compensation(1)	0.5	—	31.1	—	—	(0.5)	27.0	58.1
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
 See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1—Summary of Accounting Policies
Nature of Business
Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a manufacturer and supplier of innovative building envelope products and solutions for more energy efficient buildings. Through its building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, delivers innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. The Company is also a provider of products to the aerospace, medical technologies and general industrial markets through its Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT") business segments.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. On February 10, 2022, the Company announced that it had realigned its construction materials businesses into two segments organized around its products and applications for the sustainable building envelope. The two segments are CCM and CWT. No changes have been made to either of the Company’s other two segments – CIT or CFT. The Company has reclassified certain prior periods' amounts to conform with the current presentation by reportable segment in Note 1—Summary of Accounting Policies, Note 2—Segment Information, Note 6—Revenue Recognition, Note 8—Exit and Disposal Activities and Note 12—Goodwill and Other Intangible Assets, net, as a result of the Company's change in management structure. Additionally, the Company reclassified certain prior periods' amounts to conform with the current presentation of the rate reconciliation in Note 9—Income Taxes to present foreign earnings taxed at different rates and return to provision adjustments within other, net.
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
Discontinued Operations
The results of operations for the Company's Carlisle Brake & Friction ("CBF") segment have been classified as discontinued operations for all periods presented in the Consolidated Statements of Income and Comprehensive Income. Refer to Note 4 for additional information.
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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2022, is approximately 20 years.
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
Other Non-operating Expense, net
Other non-operating expense, net primarily includes foreign currency exchange (gains) losses, indemnification (gains) losses associated with acquired businesses, (gains) losses from Rabbi Trust investments and (gains) losses on sales of a business.
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
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CWT	CIT	CFT	Corporate	Total
Balance as of December 31, 2020	$1.8	$0.6	$1.3	$0.8	$0.5	$5.0
Current period provision	0.9	0.2	(0.1)	0.2	—	1.2
Amounts acquired	—	0.3	—	—	—	0.3
Amounts written off	(0.6)	(0.1)	—	—	(0.5)	(1.2)
Balance as of December 31, 2021	$2.1	$1.0	$1.2	$1.0	$—	$5.3
Current period provision	0.7	1.7	0.1	(0.5)	—	2.0
Amounts written off	(0.4)	(0.1)	(0.3)	(0.2)	—	(1.0)
Balance as of December 31, 2022	$2.4	$2.6	$1.0	$0.3	$—	$6.3
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
Intangible assets with indefinite useful lives are not amortized but are tested annually, or more often if impairment indicators are present, for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s carrying value exceeds its fair value, an impairment charge is recorded in current earnings for the excess. The Company estimates the fair value of its indefinite-lived intangible assets based on the income approach utilizing the discounted cash flow method. The Company's annual testing date for indefinite-lived intangible assets is November 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company's annual testing date for goodwill is November 1. In 2022, the CCM reporting unit was divided into four reporting units, CCM Commercial Roofing, CCM Architectural Metals, CCM Europe and CWT, in conjunction with the Company's re-segmentation in early 2022 and to align with the segment managers' review of the business. The goodwill previously assigned to the CCM reporting unit was allocated to the new reporting units based on their relative fair values. As such, the Company determined it has seven reporting units and four reportable segments.
Refer to Note 12 for additional information regarding goodwill and other intangible assets.
Extended Product Warranty Reserves
The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing and weatherproofing systems within the CCM and CWT segments. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unamortized deferred revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. Refer to Note 6 and Note 13 for additional information regarding deferred revenue and extended product warranties.
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
Right-of-use assets ("ROU assets") represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed and known lease payments over the lease term. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
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
Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials ("CCM")—this segment produces a complete line of premium single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including ethylene propylene diene monomer (“EPDM”), thermoplastic polyolefin (“TPO”) and polyvinyl chloride (“PVC”) membrane, polyiso insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.
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

Summary financial information by reportable segment follows:

(in millions)	Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
2022
Carlisle Construction Materials	$3,885.2	$1,175.0	$55.6	$135.1
Carlisle Weatherproofing Technologies	1,564.2	128.6	97.1	21.6
Carlisle Interconnect Technologies	845.4	37.2	71.8	20.2
Carlisle Fluid Technologies	297.1	36.5	20.9	4.5
Segment Total	6,591.9	1,377.3	245.4	181.4
Corporate and unallocated (1)	—	(101.6)	5.9	2.1
Total	$6,591.9	$1,275.7	$251.3	$183.5
2021
Carlisle Construction Materials	$2,846.2	$619.9	$52.7	$83.8
Carlisle Weatherproofing Technologies	990.5	64.4	61.3	19.3
Carlisle Interconnect Technologies	687.8	(17.5)	75.1	15.4
Carlisle Fluid Technologies	285.8	24.0	23.1	7.2
Segment Total	4,810.3	690.8	212.2	125.7
Corporate and unallocated (1)	—	(123.3)	5.7	2.4
Discontinued operations	—	—	8.3	6.7
Total	$4,810.3	$567.5	$226.2	$134.8
2020
Carlisle Construction Materials	$2,335.4	$524.2	$51.9	$44.4
Carlisle Weatherproofing Technologies	660.2	57.4	46.1	7.6
Carlisle Interconnect Technologies	731.6	(2.1)	77.5	14.5
Carlisle Fluid Technologies	242.7	5.3	23.4	4.7
Segment Total	3,969.9	584.8	198.9	71.2
Corporate and unallocated (1)	—	(97.0)	3.8	14.1
Discontinued operations	—	—	21.5	10.2
Total	$3,969.9	$487.8	$224.2	$95.5
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
The Company does not report total assets by segment as this is not a metric used to allocate resources or evaluate segment performance.
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2022	December 31, 2021
United States	$713.9	$650.6
International:
Europe	121.9	118.8
Asia	26.4	36.0
Mexico	35.0	29.0
United Kingdom	21.5	27.2
Other	20.1	26.6
Total long-lived assets	$938.8	$888.2

A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$3,526.2	$1,397.8	$602.2	$137.6	$5,663.8
International:
Europe	233.8	18.8	73.7	48.6	374.9
Asia and Middle East	15.1	9.0	87.7	90.1	201.9
North America (excluding U.S.)	98.0	127.8	43.9	14.6	284.3
Africa	1.6	4.3	12.3	0.8	19.0
Other	10.5	6.5	25.6	5.4	48.0
Total international	359.0	166.4	243.2	159.5	928.1
Total revenues	$3,885.2	$1,564.2	$845.4	$297.1	$6,591.9

	2021
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$2,525.2	$888.1	$502.8	$123.4	$4,039.5
International:
Europe	225.5	18.4	61.8	54.1	359.8
Asia and Middle East	15.9	9.6	82.4	90.6	198.5
North America (excluding U.S.)	72.3	64.2	20.8	12.7	170.0
Africa	1.7	5.4	5.1	0.8	13.0
Other	5.6	4.8	14.9	4.2	29.5
Total international	321.0	102.4	185.0	162.4	770.8
Total revenues	$2,846.2	$990.5	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$2,070.8	$606.7	$540.9	$109.4	$3,327.8
International:
Europe	188.9	12.5	65.3	46.3	313.0
Asia and Middle East	18.4	7.7	78.5	75.9	180.5
North America (excluding U.S.)	54.0	28.0	37.1	9.8	128.9
Africa	0.6	2.8	6.4	0.6	10.4
Other	2.7	2.5	3.4	0.7	9.3
Total international	264.6	53.5	190.7	133.3	642.1
Total revenues	$2,335.4	$660.2	$731.6	$242.7	$3,969.9

Customer Information
Revenues from Beacon Roofing Supply, Inc. accounted for approximately 10.9%, 12.2% and 12.0% of the Company’s consolidated revenues during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 10.9%, 12.4% and 12.2% of the Company's consolidated revenues during the years ended December 31, 2022, 2021 and 2020, respectively. Sales to both of these customers originate in the CCM and CWT segments. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2022, 2021 and 2020.

Note 3—Acquisitions
2022 Acquisition
MBTechnology
On February 1, 2022, the Company acquired 100% of the equity of MBTechnology (“MBTech”), for consideration of $26.3 million, including $1.6 million of cash acquired and post-closing adjustments, which were finalized in the second quarter of 2022. MBTech is a manufacturer of energy-efficient roofing and underlayment systems for residential and commercial applications.
For the period from February 1, 2022 to December 31, 2022, the related product lines contributed revenues of $12.0 million and operating income of $0.2 million. The results of operations of MBTech are reported within the CWT segment.
Consideration of $12.5 million has been allocated to goodwill, none of which is deductible for tax purposes. All of the goodwill was preliminarily assigned to the CCM reporting unit, which was divided into four reporting units in 2022 with goodwill allocated to the new reporting units based on their relative fair values. Consideration of $7.9 million has been allocated to customer relationships, with a useful life of nine years, $3.4 million to property, plant and equipment, $2.8 million to inventory, $0.8 million to accounts receivable and $0.5 million to accounts payable.
2021 Acquisitions
ASP Henry Holdings, Inc
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a leading provider of building envelope systems, for consideration of $1,605.6 million, including $34.3 million of cash acquired and post-closing adjustments, which were finalized in the fourth quarter of 2021. The Company funded the acquisition with borrowings from its Revolving Credit Facility (the "Facility") and cash on hand. The Company subsequently repaid the borrowings from the Facility with proceeds from its public offering of $300.0 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550.0 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 14).
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

	Unaudited Pro Forma
	Year ended December 31,
(in millions)	2021	2020
Revenues	$5,170.6	$4,435.1
Income from continuing operations, net of tax	$409.3	$316.1
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the fair value adjustments of the acquired net assets of $36.7 million and $53.3 million for the year ended December 31, 2021 and 2020, respectively, together with the associated tax effects. The pro forma financial information also reflects cost of goods sold related to the fair valuation of inventory described above, and $22.2 million of acquisition-related costs primarily related to professional fees, as if they occurred in 2020.

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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 9/1/2021		As of 8/31/2022
Total cash consideration transferred	$1,608.2	$(2.6)	$1,605.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	34.3	—	34.3
Receivables, net	79.0	—	79.0
Inventories	59.4	(9.4)	50.0
Prepaid expenses and other current assets	10.5	—	10.5
Property, plant and equipment	53.6	8.2	61.8
Other intangible assets	735.1	445.9	1,181.0
Other long-term assets	3.6	8.3	11.9
Accounts payable	(77.9)	2.3	(75.6)
Accrued and other current liabilities	(28.7)	(0.4)	(29.1)
Short-term debt	(1.0)	—	(1.0)
Contract liabilities	(2.6)	—	(2.6)
Other long-term debt	(0.8)	—	(0.8)
Other long-term liabilities	(5.9)	(9.8)	(15.7)
Deferred income taxes	(153.4)	(109.7)	(263.1)
Total identifiable net assets	705.2	335.4	1,040.6
Goodwill	$903.0	$(338.0)	$565.0
The goodwill recognized in the acquisition of Henry is attributable to its significant supply chain efficiencies, other administrative opportunities and the strategic value of the business to Carlisle, in addition to opportunities for product line expansions. The Company acquired $81.9 million of gross contractual accounts receivable, of which $2.9 million was not expected to be collected at the date of acquisition. Goodwill of $50.9 million is tax deductible in the United States. All of the goodwill was preliminarily assigned to the CCM reporting unit, which was divided into four reporting units in 2022 with goodwill allocated to the new reporting units based on their relative fair values.
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
All of the $16.4 million value allocated to goodwill is deductible for tax purposes. Goodwill of $11.0 million, $2.8 million and $2.6 million has been assigned to the CCM, CIT and CFT reporting units, respectively. The CCM reporting unit was divided into four reporting units in 2022 and the CIT reporting unit was divided into two reporting units in 2021, with goodwill allocated to the new reporting units based on their relative fair values.
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
A summary of the results from discontinued operations included in the Consolidated Statements of Income and Comprehensive Income follows:

	2021
(in millions)	CBF	Other	Total
Revenue	$219.7	$—	$219.7

Cost of goods sold	171.3	—	171.3
Other operating expenses, net	30.1	0.2	30.3
Operating income (loss)	18.3	(0.2)	18.1
Other non-operating expense, net	0.2	—	0.2
Income (loss) from discontinued operations before income taxes and loss on sale	18.1	(0.2)	17.9
Loss on sale of discontinued operations	8.0	—	8.0
Income (loss) from discontinued operations before income taxes	10.1	(0.2)	9.9
Benefit from income taxes	(24.8)	—	(24.8)
Income (loss) from discontinued operations	$34.9	$(0.2)	$34.7

	2020
(in millions)	CBF	Other	Total
Revenue	$275.3	$—	$275.3

Cost of goods sold	230.3	—	230.3
Other operating expenses, net	49.2	5.4	54.6
Operating loss	(4.2)	(5.4)	(9.6)
Other non-operating income, net	(1.3)	—	(1.3)
Loss from discontinued operations before income taxes	(2.9)	(5.4)	(8.3)
Benefit from income taxes	(1.4)	(1.3)	(2.7)
Loss from discontinued operations	$(1.5)	$(4.1)	$(5.6)
Loss from discontinued operations in 2022 primarily reflects losses related to legal matters from previously disposed businesses, partially offset by a gain on the sale of real estate associated with the 2021 sale of the CBF segment.
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

(in millions)	2022	2021	2020
Net cash (used in) provided by operating activities	$(8.2)	$8.1	$38.0
Net cash provided by (used in) investing activities	132.0	241.0	(9.6)
Net cash used in financing activities(1)	(123.8)	(254.2)	(32.0)
Change in cash and cash equivalents from discontinued operations	—	(5.1)	(3.6)
Cash and cash equivalents from discontinued operations at beginning of period	—	5.1	8.7
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$5.1
(1)Represents repayments to the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions, except per share amounts and percentages)	2022	2021	2020
Income from continuing operations	$925.2	$387.0	$325.7
Less: dividends declared	134.6	112.7	112.7
Undistributed earnings	790.6	274.3	213.0
Percent allocated to common stockholders(1)	99.8%	99.7%	99.7%
Undistributed earnings allocated to common stockholders	788.8	273.5	212.4
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	134.2	112.4	112.2
Income from continuing operations attributable to common stockholders	$923.0	$385.9	$324.6

Shares:
Basic weighted-average shares outstanding	51.8	52.5	54.5
Effect of dilutive securities:
Performance awards	0.2	0.2	0.3
Stock options	0.5	0.5	0.2
Diluted weighted-average shares outstanding	52.5	53.2	55.0

Per share income from continuing operations attributable to common shares:
Basic	$17.82	$7.35	$5.95
Diluted	$17.58	$7.26	$5.90

(1) Basic weighted-average shares outstanding	51.8	52.5	54.5
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	51.9	52.6	54.7
Percent allocated to common stockholders	99.8%	99.7%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions)	2022	2021	2020
(Loss) income from discontinued operations attributable to common stockholders for basic and dilutive earnings per share	$(1.2)	$34.6	$(5.6)
Net income attributable to common stockholders for basic and diluted earnings per share	$921.8	$420.5	$319.0
Anti-dilutive stock options excluded from earnings per share calculation (1)	0.2	0.1	0.3
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
The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the manufacturing facility or delivered to the customer, depending on shipping terms. Revenue is recognized over time primarily for separately priced extended service warranties in the CCM and CWT segments and certain highly customized product contracts in the CIT and CFT segments. Revenues for separately priced extended service warranties are recognized over the life of the contract. Revenues for highly customized product contracts are recognized based on the proportion of costs incurred to date, relative to total estimated costs to complete the contract and are generally incurred over twelve months or less. Highly customized product contract costs generally include labor, material and overhead. A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	2022
(in millions)	CCM	CWT	CIT	CFT	Total
Products transferred at a point in time	$3,859.9	$1,563.9	$506.3	$293.7	$6,223.8
Products and services transferred over time	25.3	0.3	339.1	3.4	368.1
Total revenues	$3,885.2	$1,564.2	$845.4	$297.1	$6,591.9

	2021
(in millions)	CCM	CWT	CIT	CFT	Total
Products transferred at a point in time	$2,821.7	$990.4	$443.7	$281.1	$4,536.9
Products and services transferred over time	24.5	0.1	244.1	4.7	273.4
Total revenues	$2,846.2	$990.5	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CWT	CIT	CFT	Total
Products transferred at a point in time	$2,312.1	$660.1	$422.9	$240.4	$3,635.5
Products and services transferred over time	23.3	0.1	308.7	2.3	334.4
Total revenues	$2,335.4	$660.2	$731.6	$242.7	$3,969.9
Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022 follows:

(in millions)	2023	2024	2025	2026	2027	Thereafter
Extended service warranties	$25.0	$23.9	$23.0	$22.0	$21.0	$179.9
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

(in millions)	2022	2021	2020
Balance as of January 1	$283.9	$268.3	$247.4
Revenue recognized	(76.5)	(71.9)	(68.4)
Revenue deferred	103.3	84.9	89.3
Acquired liabilities	—	2.6	—
Balance as of December 31	$310.7	$283.9	$268.3
Contract assets relate to the Company's right to payment for performance completed to date under a contract, primarily related to highly customized product contracts within the CIT and CFT segments. Accounts receivable are recorded when the right to payment becomes unconditional, which generally occurs over twelve months or less. A summary of the change in contract assets follows:

(in millions)	2022	2021	2020
Balance as of January 1	$72.1	$84.5	$100.5
Balance as of December 31	90.7	72.1	84.5
Change in contract assets	$18.6	$(12.4)	$(16.0)
The change in contract assets for the year ended December 31, 2022, primarily reflects recognition of revenue exceeding billings of $18.9 million, partially offset by currency translation and other of $0.3 million. The change in contract assets for the year ended December 31, 2021, primarily reflects billings exceeding the recognition of revenue of $13.1 million, partially offset by currency translation and other of $0.7 million. The change in contract assets for the year ended December 31, 2020, primarily reflects billings exceeding the recognition of revenue of

$13.3 million and measurement period adjustments, net of acquired contracts assets, of $3.3 million, partially offset by currency translation and other adjustments of $0.6 million.
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$3,885.2	$1,323.8	$—	$—	$5,209.0
Aerospace	—	—	388.6	—	388.6
Medical	—	—	301.1	—	301.1
Transportation	—	—	—	163.3	163.3
Heavy equipment	—	108.3	—	—	108.3
General industrial and other	—	132.1	155.7	133.8	421.6
Total revenues	$3,885.2	1,564.2	$845.4	$297.1	$6,591.9

	2021
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$2,846.2	$773.6	$—	$—	$3,619.8
Aerospace	—	—	302.5	—	302.5
Medical	—	—	244.5	—	244.5
Transportation	—	—	—	145.8	145.8
Heavy equipment	—	97.6	—	—	97.6
General industrial and other	—	119.3	140.8	140.0	400.1
Total revenues	$2,846.2	$990.5	$687.8	$285.8	$4,810.3

	2020
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$2,335.4	$503.6	$—	$—	$2,839.0
Aerospace	—	—	348.1	—	348.1
Medical	—	—	222.7	—	222.7
Transportation	—	—	—	132.4	132.4
Heavy equipment	—	69.8	—	—	69.8
General industrial and other	—	86.8	160.8	110.3	357.9
Total revenues	$2,335.4	$660.2	$731.6	$242.7	$3,969.9
Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program, as amended and restated effective January 1, 2022 (the “Program”), under which the Company may award stock options and other equity-based incentives to the Company’s directors, officers, employees or consultants. The Program was originally approved by the Company’s stockholders in 1988. The Company’s stockholders subsequently approved increases in the number of shares available for issuance under the Program in 2009, 2012, 2015 and 2022. As of December 31, 2022, 1.5 million shares remained available for issuance under the Program, and 0.7 million of those shares were available for grant as restricted shares, performance shares or other “full value” awards.
During the year ended December 31, 2022, the Company awarded 732 thousand stock options, 42 thousand restricted stock awards and 38 thousand performance share awards as part of the Program with an aggregate grant-date fair value of approximately $74.7 million to be recognized over the requisite service period for each award.

Stock-based compensation cost by award type follows:

(in millions)	2022	2021	2020
Stock option awards	$14.8	$9.5	$10.4
Restricted stock awards	8.1	7.3	8.6
Performance share awards	9.4	7.7	7.4
Restricted stock units	—	—	1.4
Stock appreciation rights	—	9.0	2.4
Total stock-based compensation cost incurred	32.3	33.5	30.2
Capitalized cost during the period	(3.2)	(9.3)	(3.5)
Amortization of capitalized cost during the period	2.1	14.3	1.2
Total stock-based compensation expense	$31.2	$38.5	$27.9
Income tax benefit	$14.6	$25.2	$8.8
In 2022, Carlisle's Board of Directors (the "Board") authorized a broad-based grant of stock options to U.S. employees. This grant contributed $4.7 million to stock-based compensation costs for the year ended December 31, 2022. $1.1 million of compensation cost was capitalized to inventory as of December 31, 2022. Inventory is recognized in costs of goods sold when that related inventory is sold.
In 2018, the Board authorized a broad-based grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $9.5 million and $4.0 million to stock-based compensation costs for the years ended December 31, 2021 and 2020, respectively.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost from continuing operations related to stock options of $40.7 million as of December 31, 2022, is to be recognized over a weighted-average period of 2.5 years.
The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock options. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts and percentages)	2022 Broad-based Grant	2022	2021	2020
Expected dividend yield	1.0%	0.9%	1.4%	1.3%
Expected term (in years)	3.8	4.7	4.9	4.8
Expected volatility	31.9%	29.1%	28.7%	21.9%
Risk-free interest rate	3.9%	1.8%	0.4%	1.4%
Weighted-average grant date fair value (per share)	$80.23	$55.96	$32.51	$29.29
Fair value of options granted	$40.4	$12.8	$11.8	$11.6
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

A summary of stock options outstanding and activity follows:

	Number of Units (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1,270	$129.32
Options granted	732	268.68
Options exercised	(349)	115.87
Options forfeited / expired	(67)	210.76
Outstanding as of December 31, 2022	1,586	193.17	7.7	$93.4
Vested and exercisable as of December 31, 2022	623	126.47	5.7	$68.0
Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2022	2021	2020
Intrinsic value of options exercised	$57.9	$72.8	$11.9
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost from continuing operations related to restricted stock of $7.8 million as of December 31, 2022, is to be recognized over a weighted-average period of 1.7 years.
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	155	$141.32
Shares granted	42	227.44
Shares vested	(62)	128.96
Shares forfeited	(10)	169.47
Outstanding as of December 31, 2022	125	174.34	1.0	$29.4
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2022	2021	2020
Weighted-average grant date fair value (per share)	$227.44	$154.23	$147.78
Intrinsic value of restricted stock exercised	15.7	11.8	9.6
Performance Share Awards
Performance shares are granted for a three-year performance period, after which the actual number of performance shares earned by an employee is determined by the Company's attainment of a management objective which is based on the Company’s relative total stockholder return versus the S&P Midcap 400 Index® over a three-year time period. Unrecognized compensation cost from continuing operations related to performance share awards of $10.5 million as of December 31, 2022, is to be recognized over a weighted-average period of 1.8 years.
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

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	138	$196.15
Awards granted	38	313.77
Awards vested	(89)	154.23
Awards converted	44	154.23
Awards forfeited	(3)	246.70
Outstanding as of December 31, 2022	128	244.25	1.0	$30.1
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2022	2021	2020
Weighted-average grant date fair value (per share)	$313.77	$213.13	$222.50
Intrinsic value of performance share awards exercised	22.0	13.3	12.9
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
Additional information related to restricted stock unit activity during the year ended December 31, 2020 follows:

(in thousands, except per share amounts)	2020
Restricted stock units granted	8
Weighted-average grant date fair value (per share)(1)	$161.41
(1)Restricted stock units' fair value is based on the closing market price of the stock on the respective dates of the grants.
Stock Appreciation Rights
Stock appreciation rights issued under the 2018 one-time grant discussed above, vested and were settled in cash on May 2, 2021, for $22.2 million.
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants may elect to defer all or part of their restricted and performance shares. Participants have elected to defer an aggregate of 72 thousand and 84 thousand shares of Company common stock as of December 31, 2022 and 2021, respectively. Company stock held for future issuance of vested awards is classified as additional paid in capital in the Consolidated Balance Sheets and is recorded at vest date fair value. Such deferred shares are included in basic earnings per share.
Note 8—Exit and Disposal Activities
The Company has undertaken operational restructuring and other cost reduction actions to streamline processes and manage costs throughout various departments. These actions resulted in exit, disposal and employee termination benefit costs, primarily resulting from planned reductions in workforce, facility consolidation and relocation, and lease termination costs. The primary actions are discussed below by segment.

CIT
During the third quarter of 2021, the Company initiated plans to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America. During the year ended December 31, 2022, exit and disposal costs totaled $2.9 million, primarily for employee termination benefit costs and accelerated depreciation. Total exit and disposal costs are expected to approximate $5.3 million, with approximately $0.8 million costs remaining to be incurred in 2023. The projected is expected to be completed in the first quarter of 2023.
In 2021, the Company completed its project to relocate its manufacturing operations in Kent, Washington, as a result of market declines from the coronavirus pandemic. Select operations were relocated to existing facilities primarily in North America. Cumulative exit and disposal costs of the project totaled $14.2 million.
In 2020, the Company completed its project to relocate its aerospace connectors manufacturing operations in El Segundo, California, and Riverside, California, to existing lower cost operations in North America. Cumulative exit and disposal costs of the project totaled $10.9 million.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	2022	2021	2020
Accelerated depreciation and impairments	$2.1	$6.8	$0.6
Employee severance and benefit arrangements	2.0	6.7	13.9
Relocation costs	0.7	0.9	0.3
Facility cleanup costs	0.2	(0.5)	2.5
Other restructuring costs	1.3	3.7	1.7
Total exit and disposal costs	$6.3	$17.6	$19.0
The Company's exit and disposal costs by segment follows:

(in millions)	2022	2021	2020
Carlisle Interconnect Technologies	$5.7	$13.2	$14.3
Carlisle Weatherproofing Technologies	0.3	0.3	0.6
Carlisle Fluid Technologies	0.2	0.6	3.7
Carlisle Construction Materials	0.1	0.1	0.4
Corporate	—	3.4	—
Total exit and disposal costs	$6.3	$17.6	$19.0
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	2022	2021	2020
Cost of goods sold	$5.7	$9.7	$12.4
Selling and administrative expenses	0.6	4.5	5.9
Research and development expenses	—	0.2	0.3
Other operating expense, net	—	3.2	0.4
Total exit and disposal costs	$6.3	$17.6	$19.0
The Company's change in exit and disposal activities liability follows:

(in millions)	2022	2021
Balance as of January 1,	$6.5	$6.1
Charges	6.3	17.6
Settlements	(11.2)	(17.2)
Balance as of December 31,	$1.6	$6.5
The liability of $1.6 million as of December 31, 2022, primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.

Note 9—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2022	2021	2020
Continuing operations:
U.S. domestic	$1,102.0	$417.3	$353.3
Foreign	93.6	65.2	50.9
Income from continuing operations before income taxes	1,195.6	482.5	404.2

Discontinued operations:
U.S. domestic	(11.8)	(117.2)	(21.8)
Foreign	6.4	127.1	13.5
(Loss) income from discontinued operations before income taxes	(5.4)	9.9	(8.3)

Total income before income taxes	$1,190.2	$492.4	$395.9
The provision for income taxes from continuing operations consists of the following:

(in millions)	2022	2021	2020
Current provision:
Federal and state	$283.4	$74.7	$86.0
Foreign	18.8	22.8	18.6
Total current provision	302.2	97.5	104.6

Deferred provision (benefit):
Federal and state	(27.3)	7.2	(14.8)
Foreign	(4.5)	(9.2)	(11.3)
Total deferred benefit	(31.8)	(2.0)	(26.1)

Total provision for income taxes	$270.4	$95.5	$78.5
Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions, except percentages)	2022	2021	2020
Taxes at U.S. statutory rate	$251.1	$101.3	$84.9
State and local taxes, net of federal income tax benefit	39.7	14.8	11.5
Equity compensation windfall	(6.0)	(13.7)	(2.1)
Change in unrecognized tax benefit	(2.7)	(10.0)	(11.5)
Tax credits	(6.7)	(4.7)	(4.3)
Other, net	(5.0)	7.8	—
Provision for income taxes	$270.4	$95.5	$78.5
Effective income tax rate on continuing operations	22.6%	19.8%	19.4%
Cash payments for income taxes, net of refunds, were $295.8 million, $132.8 million and $116.6 million, in 2022, 2021 and 2020, respectively.

Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2022	December 31, 2021
Employee benefits	$32.4	$35.3
U.S. federal tax attributes	20.9	34.5
Deferred revenue	29.5	27.2
Capitalized research and development costs	26.6	—
Lease liabilities	15.9	19.1
U.S. state tax attributes	13.4	17.6
Inventory reserves	7.2	6.9
Warranty reserves	5.3	4.9
Non-U.S. tax attributes	6.7	6.7
Allowance for credit losses	4.4	4.4
Other, net	12.2	9.9
Gross deferred assets	174.5	166.5
Valuation allowances	(33.1)	(29.7)
Deferred tax assets after valuation allowances	141.4	136.8

Intangibles	(432.5)	(458.1)
Property, plant and equipment	(61.1)	(60.7)
Right of use assets	(14.5)	(17.5)
Undistributed foreign earnings	(6.9)	(10.4)
Gross deferred liabilities	(515.0)	(546.7)

Net deferred tax liabilities	$(373.6)	$(409.9)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2022	December 31, 2021
Other long-term assets	$0.2	$0.4
Other long-term liabilities	(373.8)	(410.3)
Net deferred tax liabilities	$(373.6)	$(409.9)
Valuation Allowances
As of December 31, 2022, the Company had foreign tax credit carryforwards for U.S. federal tax purposes of $20.9 million, which begin to expire in 2025. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance. As of December 31, 2022, the Company also had a deferred tax asset for state tax attributes of approximately $13.4 million, which begin to expire in 2023, comprised of net operating loss ("NOL"), credits, and capital loss carryforwards. The Company believes that it is likely that the capital losses and certain of the state NOLs will expire unused and therefore has established a valuation allowance of approximately $7.9 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to carryforwards in foreign jurisdictions of approximately $6.7 million, comprised of NOL and interest expense carryforwards, which begin to expire in 2023. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $4.3 million.
Undistributed Foreign Earnings
The Company has determined that an amount attributable to certain foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $6.9 million. It is not practicable to calculate deferred tax balances on other basis differences.

Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2022	2021	2020
Balance as of January 1	$16.2	$24.3	$35.7
Additions based on tax positions related to current year	0.9	1.4	0.4
Reductions due to statute of limitations	(3.0)	(9.1)	(10.8)
Adjustments related to acquired uncertain tax positions	—	—	(0.8)
Adjustments for tax positions of prior years	0.2	(0.2)	—
Reductions due to settlements	(0.2)	—	—
Adjustments due to foreign exchange rates	0.2	(0.2)	(0.2)
Balance as of December 31	$14.3	$16.2	$24.3
If the unrecognized tax benefits as of December 31, 2022, were to be recognized, approximately $15.8 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending December 31, 2022, 2021 and 2020 were $7.3 million, $7.3 million and $7.9 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company participates in the IRS compliance assurance program and is currently up to date.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2016. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2011. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.
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
Tax Legislation
The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, a 1% excise tax on certain corporate stock repurchases made after December 31, 2022 and various energy tax credit incentives. There are no material impacts from the IRA within the Consolidated Financial Statements for 2022. The Company is currently evaluating the impact of the IRA on future years.

Note 10—Inventories, net

(in millions)	December 31, 2022	December 31, 2021
Raw materials	$315.0	$288.0
Work-in-process	94.1	76.2
Finished goods	375.7	271.0
Reserves	(36.0)	(30.1)
Inventories, net	$748.8	$605.1
Note 11—Property, Plant and Equipment, net

(in millions)	December 31, 2022	December 31, 2021
Land	$70.1	$71.3
Buildings and leasehold improvements	477.8	467.6
Machinery and equipment	903.8	854.8
Projects in progress	174.4	112.5
Property, plant and equipment, gross	1,626.1	1,506.2
Accumulated depreciation	(803.4)	(746.3)
Property, plant and equipment, net	$822.7	$759.9
Capitalized interest totaled $2.8 million, $1.5 million and $1.3 million for 2022, 2021 and 2020, respectively.
Note 12—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by reportable segment follows:

(in millions)	CCM	CWT	CIT	CFT	Total
Net balance as of December 31, 2020	$613.0	$—	$835.6	$193.1	$1,641.7
Goodwill acquired during year (1), (2)	903.0	—	—	—	903.0
Measurement period adjustments	(339.4)	—	—	(0.2)	(339.6)
Currency translation and other	(4.0)	—	(0.4)	(1.7)	(6.1)
Net balance as of December 31, 2021	$1,172.6	$—	$835.2	$191.2	$2,199.0
Goodwill acquired during year (1)	12.5	—	—	—	12.5
Measurement period adjustments	1.3	—	—	—	1.3
Change in reportable segments(3)	(254.6)	254.6	—	—	—
Currency translation and other	1.0	(9.8)	0.4	(3.7)	(12.1)
Net balance as of December 31, 2022	$932.8	$244.8	$835.6	$187.5	$2,200.7
(1)See Note 3 for further information on goodwill resulting from recent acquisitions.
(2)In addition to the acquisitions disclosed in Note 3, the Company acquired one business for an aggregate purchase price of $3.2 million during 2020.
(3)In 2022, the CCM reporting unit, which aligned with the CCM reportable segment, was divided into four reporting units. The goodwill previously assigned to the CCM reporting unit was allocated to the new reporting units based on their relative fair values. CCM Commercial Roofing, CCM Architectural Metals and CCM Europe reporting units are within the CCM reportable segment. The CWT reporting unit aligns with the CWT reportable segment.
Other Intangible Assets, net

	December 31, 2022			December 31, 2021
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,896.7	$(602.6)	$1,294.1	$1,906.8	$(479.5)	$1,427.3
Technology and intellectual property	302.0	(223.3)	78.7	305.3	(198.6)	106.7
Trade names and other	129.0	(77.3)	51.7	124.4	(63.8)	60.6
Assets not subject to amortization:
Trade names	412.8	—	412.8	414.1	—	414.1
Other intangible assets, net	$2,740.5	$(903.2)	$1,837.3	$2,750.6	$(741.9)	$2,008.7

The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2022, follows (in years):

Customer relationships	13.5
Technology and intellectual property	7.2
Trade names and other	8.2
Total assets subject to amortization	13.0
Intangible assets subject to amortization as of December 31, 2022, will be amortized as follows:

(in millions)	2023	2024	2025	2026	2027	Thereafter
Estimated future amortization expense	$145.5	$136.2	$132.9	$123.8	$116.0	$770.1
The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2022	December 31, 2021
Carlisle Construction Materials	$129.1	$142.6
Carlisle Weatherproofing Technologies	1,192.2	1,280.0
Carlisle Interconnect Technologies	287.2	335.0
Carlisle Fluid Technologies	222.6	242.9
Corporate	6.2	8.2
Total	$1,837.3	$2,008.7

Note 13—Accrued and Other Current Liabilities

(in millions)	December 31, 2022	December 31, 2021
Customer incentives	$131.2	$97.9
Compensation and benefits	123.0	136.2
Standard product warranties	25.7	26.8
Income and other accrued taxes	13.5	19.4
Other accrued liabilities	72.4	70.9
Accrued and other current liabilities	$365.8	$351.2
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, weatherproofing systems, high-performance cables and assemblies, and fluid technologies. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	2022	2021
Balance as of January 1	$26.8	$30.0
Provision	10.3	9.1
Claims	(11.0)	(11.7)
Foreign exchange	(0.4)	(0.6)
Balance as of December 31	$25.7	$26.8

Note 14—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
2.20% Notes due 2032	$550.0	$550.0	$417.5	$529.7
2.75% Notes due 2030	750.0	750.0	622.3	764.6
3.75% Notes due 2027	600.0	600.0	557.4	645.8
3.50% Notes due 2024	400.0	400.0	386.9	419.8
0.55% Notes due 2023	300.0	300.0	290.7	297.5
3.75% Notes due 2022	—	350.0	—	356.2
Unamortized discount, debt issuance costs and other	(16.7)	(22.6)
Total long term-debt	2,583.3	2,927.4
Less: current portion of debt	301.8	352.0
Long term-debt, less current portion	$2,281.5	$2,575.4
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
3.75% Notes Due 2022
On November 20, 2012, the Company completed a public offering of $350.0 million of notes with a stated interest rate of 3.75% due November 15, 2022 (the “2022 Notes”). The 2022 Notes were issued at a discount of $1.1 million, resulting in proceeds to the Company of $348.9 million. The Company incurred costs to issue the 2022 Notes of approximately $2.9 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. Both the discount and issuance costs were amortized to interest expense over the life of the 2022 Notes. Interest was paid each May 15 and November 15.
On September 14, 2022, the Company issued a notice for the redemption in full of our outstanding $350.0 million aggregate principal amount unsecured senior notes due November 15, 2022 (the "2022 Notes"). The 2022 Notes were redeemed on October 17, 2022, at the redemption price of $355.5 million, including $5.5 million of interest to the redemption date.
Notes Terms and Redemption Features
The 2032, 2030, 2027, 2024 and 2023 Notes (collectively, the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
2.20% Notes due 2032	December 1, 2031	20 basis points
2.75% Notes due 2030	December 1, 2029	20 basis points
3.75% Notes due 2027	September 1, 2027	25 basis points
3.50% Notes due 2024	October 1, 2024	20 basis points
0.55% Notes due 2023	September 1, 2022	7.5 basis points
Upon a change-in-control triggering event, the Company will be required to offer to repurchase the Notes at 101.0% of the principal amount, plus accrued and unpaid interest.
The Notes are subject to the restrictive covenants and limitations contained in the Company's indenture dated January 15, 1997, as amended. The Notes are general unsecured obligations of the Company and rank equally with the Company's existing and future unsecured and unsubordinated indebtedness. The Notes are subordinate to any existing or future debt or other liabilities of the Company's subsidiaries.
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
As of December 31, 2022, the Company had no borrowings and $1.0 billion available under the Facility. During 2022, there were no borrowings or repayments under the Facility. During 2021, borrowings and repayments under the Facility totaled $650.0 million with a weighted average interest rate of 1.125%.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2022 and 2021.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2022, and 2021, the Company had $15.8 million and $18.9 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $94.2 million was available as of December 31, 2022.
Interest Payments
Cash payments for interest were $82.9 million, $71.9 million and $66.2 million in 2022, 2021 and 2020, respectively.
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
The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	December 31, 2022	December 31, 2021
Discount rate	5.0%	2.5%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2022	2021	2020
Discount rate	2.6%	2.2%	3.0%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.6%	6.6%	6.6%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2022, 2021 and 2020.

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
A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2022	2021
Funded status
Projected benefit obligation
Balance as of January 1	$170.0	$186.4
Change in benefit obligation:
Service cost	2.3	3.0
Interest cost	3.3	2.8
Plan amendments	0.2	—
Actuarial gains	(26.6)	(7.9)
Benefits paid	(13.2)	(14.3)
Balance as of December 31	$136.0	$170.0
Fair value of plan assets
Balance as of January 1	$149.2	$162.4
Change in plan assets:
Actual loss on plan assets	(24.6)	(0.4)
Company contributions	3.5	1.5
Benefits paid	(13.2)	(14.3)
Balance as of December 31	$114.9	$149.2

Unfunded status as of December 31	$(21.1)	$(20.8)

Accumulated benefit obligation as of December 31	$134.8	$169.7
The Company’s projected benefit obligation includes approximately $19.0 million and $21.3 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2022 and 2021, respectively. The Company’s accumulated benefit obligation includes approximately $17.7 million and $21.1 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2022 and 2021, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2022	December 31, 2021
Long-term assets	$—	$0.5
Current liabilities	(1.5)	(1.5)
Long-term liabilities	(19.6)	(19.8)
Net pension liabilities	$(21.1)	$(20.8)
The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2022	December 31, 2021
Unrecognized actuarial losses (gross)	$49.2	$46.7
Unrecognized actuarial losses (net of tax)	38.1	37.5
Unrecognized prior service costs (gross)	0.6	0.4
Unrecognized prior service costs (net of tax)	0.4	0.3

The components of net periodic benefit cost follows:

(in millions)	2022	2021	2020
Service cost	$2.3	$3.0	$3.0
Interest cost	3.3	2.8	4.5
Expected return on plan assets	(9.5)	(9.7)	(9.8)
Amortization of unrecognized net loss	5.0	6.2	5.1
Amortization of unrecognized prior service credit	—	0.1	0.2
Settlement expense	—	1.7	—
Net periodic benefit cost	$1.1	$4.1	$3.0
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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2022	December 31, 2021
Cash	$0.6	$0.6
U.S. treasury bonds	30.1	22.7
Mutual funds:
Equity mutual funds (1)	13.2	15.2
Fixed income mutual funds (2)	71.0	110.7
Total	$114.9	$149.2
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
The Company made contributions of $3.5 million and $1.5 million during 2022 and 2021, respectively. Contributions of $1.5 million in both 2022 and 2021 pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2022 and 2021, however, discretionary contributions of $2.0 million were made in 2022. During 2023, the Company expects to pay approximately $3.5 million in participant benefits under the executive supplemental and director plans.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2022, follows:

(in millions)	2023	2024	2025	2026	2027	2028-2032
Estimated benefit payments	$16.0	$13.7	$14.0	$13.5	$13.0	$55.8
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $20.3 million in 2022 and $16.9 million in 2021 and 2020.

Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Common shares held	0.6	0.7	0.8
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
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under the Deferred Compensation Plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2022, and 2021, the Company had $4.0 million and $5.7 million of cash, respectively, and $8.1 million of short-term investments. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	December 31, 2022	December 31, 2021
Other current assets	$1.5	$1.5
Other long-term assets	3.8	3.8
Total recovery receivable	$5.3	$5.3

Accrued and other current liabilities	$1.2	$2.4
Other long-term liabilities	13.6	16.4
Total workers' compensation liability	$14.8	$18.8
Note 16—Other Long-Term Liabilities

(in millions)	December 31, 2022	December 31, 2021
Deferred taxes and other tax liabilities(1)	$395.5	$433.8
Operating lease liabilities(2)	50.8	64.4
Deferred compensation(3)	21.1	22.6
Pension and other post-retirement obligations(3)	23.2	23.8
Long-term workers' compensation(3)	13.6	16.4
Other	63.1	61.4
Other long-term liabilities	$567.3	$622.4
(1)Refer to Note 9 for additional deferred tax discussion.
(2)Refer to Note 17 for additional operating lease liabilities discussion.
(3)Refer to Note 15 for additional pension, deferred compensation and workers' compensation discussion.

Note 17—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to nine years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 10 years or more. The components of lease cost follow:

(in millions)	2022	2021	2020
Operating lease cost	$27.9	$26.3	$26.8
Variable lease cost	6.4	5.2	2.7
Short-term lease cost	5.8	5.0	3.9
Total lease cost	$40.1	$36.5	$33.4
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets(1)	$68.2	$81.4
Liabilities:
Operating lease liabilities - current(2)	23.5	24.0
Operating lease liabilities - long-term(3)	50.8	64.4
Total lease liabilities	$74.3	$88.4
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.
Maturity of lease liabilities as of December 31, 2022, follow:

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Lease payments	$25.6	$21.1	$14.5	$9.7	$5.2	$4.4	$80.5
Less: imputed interest							(6.2)
Total lease liabilities							$74.3
Lease Term and Discount Rate

	December 31, 2022	December 31, 2021
Operating leases:
Weighted-average remaining lease term (in years)	3.9	5.7
Weighted-average discount rate	3.3%	2.8%
Supplemental Cash Flow Information

(in millions)	2022	2021	2020
Operating lease liabilities - cash paid	$26.4	$24.3	$24.0
Operating lease liabilities - right-of-use assets obtained	23.3	39.0	17.2
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

The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2022, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to Note 1 for the Company’s accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may recognize expenses for indemnity and defense costs in particular periods if and when it becomes probable that such costs will not be covered by insurance.
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of December 31, 2022, the Company believes such liabilities are not material to the Company’s financial position, results of operations or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. Such insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or operating cash flows.
Note 18—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2022		December 31, 2021
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$0.7	$87.9	$2.7	$127.6
Non-designated hedges	(0.3)	124.3	0.2	82.5
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Derivative contracts and other	Total
Balance as of January 1, 2021	$(40.5)	$(43.1)	$(13.4)	$(97.0)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(0.6)	(11.9)	6.2	(6.3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4.7	—	(6.6)	(1.9)
Other comprehensive income (loss)	4.1	(11.9)	(0.4)	(8.2)
Balance as of December 31, 2021	(36.4)	(55.0)	(13.8)	(105.2)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(7.3)	(50.4)	1.4	(56.3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5.5	—	(1.8)	3.7
Other comprehensive income (loss)	(1.8)	(50.4)	(0.4)	(52.6)
Balance as of December 31, 2022	$(38.2)	$(105.4)	$(14.2)	$(157.8)
(1)The accrued post-retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. See Note 15 for additional pension discussion.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of December 31, 2022, and 2021 the Company had $19.8 million and $30.3 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of MBTechnology ("MBTech") on February 1, 2022. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MBTech, which represented less than 1% of total assets as of December 31, 2022, and revenues for the year then ended.
The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal control over financial reporting is included in Item 8.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers. Except as otherwise indicated each executive officer has had the same principal occupation or employment during the past five years.

Name	Age	Position with Company	Period of Service
D. Christian Koch	57	Chairman of the Board since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
John E. Berlin	61	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Kelly P. Kamienski	40	Vice President, Chief Accounting Officer since February 2022; Vice President, Controller from February 2021 to February 2022; Director of Technical Accounting, Financial Reporting and Controls from June 2016 to February 2021.	June 2016 to date
Stephen F. Schwar	60	President, Carlisle Construction Materials since February 2022; Senior Vice President of Sales and Marketing, Carlisle Construction Materials from October 2021 to February 2022; Vice President, Single Ply Sales from January 2019 to October 2021; Vice President, SynTec Sales from January 2017 to January 2019.	July 1984 to date
Scott C. Selbach	67	Executive Vice President, Secretary and General Counsel since January 2023; Vice President, Secretary and General Counsel from May 2018 to January 2023; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Lori A. Snyder	44	Vice President, Human Resources since January 2021; Vice President, Human Resources, Carlisle Construction Materials from May 2014 to January 2021.	August 2011 to date
Frank J. Ready	61	President, Carlisle Weatherproofing Technologies since February 2022; President and Chief Executive Officer, Henry Company from November 2014 to February 2022.	September 2021 to date
Kevin P. Zdimal	52	Vice President, Chief Financial Officer since February 2022; Vice President, Corporate Development from May 2018 to February 2022, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the applicable information set forth under the captions "Proposal 1: Election of Directors" and "Corporate Governance" in the Company's definitive proxy statement that is expected to be filed with the Securities and Exchange Commission no later than 40 days before the Company's Annual Meeting of Stockholders to be held on May 3, 2023 (the "Proxy Statement").
Item 11.  Executive Compensation.
Information required by Item 11 is incorporated by reference to the applicable information set forth under the captions "Director Compensation," "Compensation Discussion and Analysis" and "Compensation Tables and Other Matters" in the Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Information required by Item 12 is incorporated by reference to the applicable information set forth under the caption "Security Ownership" in the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2022, follows:

(in millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	2.0	(1)	$193.17	1.5
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	2.0		$193.17	1.5
(1)Includes shares of our common stock issuable upon the vesting of 0.1 million restricted stock awards and 0.3 million performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is incorporated by reference to the applicable information set forth under the caption "Corporate Governance" in the Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
Information required by Item 14 is incorporated by reference to the applicable information set forth under the caption "Proposal 4: Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

2.1*	Equity and Asset Purchase Agreement, dated as of May 24, 2021, by and among Carlisle Fluid Technologies, Inc., Carlisle Global II Limited, Carlisle Industrial Brake & Friction, Inc., Carlisle International B.V., Carlisle Asia Pacific Ltd., Carlisle Intangible, LLC, Carlisle, LLC, Engineered Components and Systems, LLC, CMBF, LLC, Power-Packer Europa B.V., Power Packer North America, Inc., EC&S Holdings Hong Kong Limited and BRWS Parent LLC (solely for purposes of Section 8.3 thereto).		8-K	5/26/2021
2.2*	Agreement and Plan of Merger, dated as of July 18, 2021, by and among the Company, ASP Henry Holdings, Inc., ASP Henry Investco LP and Aaron Merger Sub, Inc.		8-K	7/20/2021
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/5/2022
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	5/5/2022
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.2	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.75% Unsecured Senior Notes due 2022.		8-K	11/20/2012
4.9	Form of 0.55% Unsecured Senior Notes due 2023.		8-K	9/28/2021
4.10	Form of 3.50% Unsecured Senior Notes due 2024.		8-K	11/16/2017
4.11	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.12	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.13	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2022.		8-K	5/5/2022
10.2**	Form of Nonqualified Stock Option Agreement for grants to executive officers.		10-K	2/17/2022
10.3**	Form of Nonqualified Stock Option Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.4**	Form of Restricted Share Agreement for grants to executive officers.		10-K	2/17/2022
10.5**	Form of Restricted Share Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.6**	Form of Restricted Share Agreement for retention award grants to executive officers.		10-K	2/17/2022
10.7**	Form of Performance Share Agreement for grants to executive officers.		10-K	2/17/2022
10.8**	Form of Performance Share Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.9**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.		10-K	2/17/2022
10.10**	Form of Restricted Share Agreement for grants to non-employee directors.		10-K	2/17/2022
10.11**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

10.12	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	4/27/2010
10.13**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.14**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.15**	Form of Executive Severance Agreement with D. Christian Koch, John E. Berlin and Scott C. Selbach.		10-K	2/27/2009
10.16**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.17**	Letter Agreement, dated August 9, 2022, between the Carlisle Companies Incorporated and Nicholas J. Shears		8-K	8/9/2022
10.18	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among the Company, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	2/7/2020
10.19	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among the Company, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		10-Q	10/26/2021
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
Item 16.  Form 10-K Summary.
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CARLISLE COMPANIES INCORPORATED

By: /s/ Kevin P. Zdimal
Kevin P. Zdimal, Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
Chair, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. Zdimal	/s/ Robert G. Bohn
Kevin P. Zdimal, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Kelly P. Kamienski	/s/ Jonathan R. Collins
Kelly P. Kamienski, Vice President and	Jonathan R. Collins, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Maia A. Hansen
Maia A. Hansen, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 16, 2023