Form 10-K/A
period 2022-12-31
CARLISLE COMPANIES INC
filed 2023-02-22
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Carlisle Companies Incorporated (the “Company”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on February 16, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the certification of the Principal Financial Officer of the Company required under Section 302 of the Sarbanes-Oxley Act of 2002 that was included as Exhibit 31.2 to the Original Filing (the “Certification”). Specifically, the introductory sentence of the Certification incorrectly referenced the name of the Company’s former Chief Financial Officer, Robert M. Roche, rather than the name of the Company’s current Chief Financial Officer, Kevin P. Zdimal. The Certification was properly executed by Kevin P. Zdimal. A corrected copy of the certification of the Principal Financial Officer of the Company required under Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2023, is filed as Exhibit 31.4 to this Amendment.
The certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that were filed and furnished, respectively, as Exhibits 31.1, 31.2 and 32.1 to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.2. Part IV, Item 15 of the Original Filing has been amended to reflect the new certifications.
No other change is made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. This Amendment should be read in conjunction with the Original Filing.

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

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

2.1*	Equity and Asset Purchase Agreement, dated as of May 24, 2021, by and among Carlisle Fluid Technologies, Inc., Carlisle Global II Limited, Carlisle Industrial Brake & Friction, Inc., Carlisle International B.V., Carlisle Asia Pacific Ltd., Carlisle Intangible, LLC, Carlisle, LLC, Engineered Components and Systems, LLC, CMBF, LLC, Power-Packer Europa B.V., Power Packer North America, Inc., EC&S Holdings Hong Kong Limited and BRWS Parent LLC (solely for purposes of Section 8.3 thereto).		8-K	5/26/2021
2.2*	Agreement and Plan of Merger, dated as of July 18, 2021, by and among the Company, ASP Henry Holdings, Inc., ASP Henry Investco LP and Aaron Merger Sub, Inc.		8-K	7/20/2021
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/5/2022
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	5/5/2022
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	2/16/2023
4.2	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.75% Unsecured Senior Notes due 2022.		8-K	11/20/2012
4.9	Form of 0.55% Unsecured Senior Notes due 2023.		8-K	9/28/2021
4.10	Form of 3.50% Unsecured Senior Notes due 2024.		8-K	11/16/2017
4.11	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.12	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.13	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2022.		8-K	5/5/2022
10.2**	Form of Nonqualified Stock Option Agreement for grants to executive officers.		10-K	2/17/2022
10.3**	Form of Nonqualified Stock Option Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.4**	Form of Restricted Share Agreement for grants to executive officers.		10-K	2/17/2022
10.5**	Form of Restricted Share Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.6**	Form of Restricted Share Agreement for retention award grants to executive officers.		10-K	2/17/2022
10.7**	Form of Performance Share Agreement for grants to executive officers.		10-K	2/17/2022
10.8**	Form of Performance Share Agreement for grants to Nicholas J. Shears.		10-K	2/17/2022
10.9**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.		10-K	2/17/2022
10.10**	Form of Restricted Share Agreement for grants to non-employee directors.		10-K	2/17/2022
10.11**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

10.12	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	4/27/2010
10.13**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.14**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.15**	Form of Executive Severance Agreement with D. Christian Koch, John E. Berlin and Scott C. Selbach.		10-K	2/27/2009
10.16**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.17**	Letter Agreement, dated August 9, 2022, between the Carlisle Companies Incorporated and Nicholas J. Shears		8-K	8/9/2022
10.18	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among the Company, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	2/7/2020
10.19	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among the Company, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		10-Q	10/26/2021
21.1	Subsidiaries of the Registrant.		10-K	2/16/2023
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.		10-K	2/16/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).		10-K	2/16/2023
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).		10-K	2/16/2023
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	2/16/2023
32.2	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
Item 16.  Form 10-K Summary.
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CARLISLE COMPANIES INCORPORATED

By: /s/ Kevin P. Zdimal
Kevin P. Zdimal, Vice President and
Chief Financial Officer
February 22, 2023