Form 10-Q
period 2023-03-31
CARLISLE COMPANIES INC
filed 2023-04-28
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
On April 21, 2023, there were 50,967,646 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Revenues	$1,178.8	$1,496.3

Cost of goods sold	832.1	1,005.4
Selling and administrative expenses	188.6	203.0
Research and development expenses	15.5	12.3
Other operating expense (income), net	1.6	(1.7)
Operating income	141.0	277.3
Interest expense, net	18.8	22.6
Interest income	(4.6)	(0.2)
Other non-operating (income) expense, net	(1.2)	0.1
Income from continuing operations before income taxes	128.0	254.8
Provision for income taxes	28.4	60.5
Income from continuing operations	99.6	194.3

Discontinued operations:
Income (loss) before income taxes	0.6	(0.7)
Benefit from income taxes	(1.5)	—
Income (loss) from discontinued operations	2.1	(0.7)
Net income	$101.7	$193.6

Basic earnings per share attributable to common shares:
Income from continuing operations	$1.95	$3.72
Income (loss) from discontinued operations	0.04	(0.01)
Basic earnings per share	$1.99	$3.71

Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.92	$3.67
Income (loss) from discontinued operations	0.04	(0.01)
Diluted earnings per share	$1.96	$3.66

Average shares outstanding:
Basic	51.1	52.1
Diluted	51.7	52.9

Comprehensive income:
Net income	$101.7	$193.6
Other comprehensive income (loss):
Foreign currency gains	13.0	3.5
Amortization of unrecognized net periodic benefit costs, net of tax	0.3	1.0
Other, net of tax	1.9	(0.7)
Other comprehensive income	15.2	3.8
Comprehensive income	$116.9	$197.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$423.9	$400.0
Receivables, net of allowance for credit losses of $6.5 million and $6.3 million, respectively	730.3	829.1
Inventories, net	781.5	748.8
Contract assets	87.3	90.7
Prepaid expenses	28.6	35.6
Other current assets	100.7	140.8
Total current assets	2,152.3	2,245.0

Property, plant, and equipment, net	840.4	822.7
Goodwill	2,203.6	2,200.7
Other intangible assets, net	1,802.2	1,837.3
Other long-term assets	116.9	116.3
Total assets	$7,115.4	$7,222.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$367.0	$370.5
Current portion of debt	302.0	301.8
Accrued and other current liabilities	223.0	365.8
Contract liabilities	38.0	40.3
Total current liabilities	930.0	1,078.4

Long-term liabilities:
Long-term debt, less current portion	2,281.9	2,281.5
Contract liabilities	275.9	270.4
Other long-term liabilities	569.3	567.3
Total long-term liabilities	3,127.1	3,119.2

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 50.8 and 50.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	516.0	512.6
Treasury shares, at cost (27.6 and 27.5 shares, respectively)	(2,483.6)	(2,436.2)
Accumulated other comprehensive loss	(142.6)	(157.8)
Retained earnings	5,089.8	5,027.1
Total stockholders' equity	3,058.3	3,024.4
Total liabilities and equity	$7,115.4	$7,222.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities:
Net income	$101.7	$193.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation	23.3	24.0
Amortization	37.2	40.7
Lease expense	6.9	7.1
Stock-based compensation	11.4	9.6
Deferred taxes	1.5	1.2
Other operating activities, net	2.3	3.3
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	100.2	(189.2)
Inventories	(28.9)	(122.0)
Contract assets	3.5	(1.5)
Prepaid expenses and other assets	20.2	17.4
Accounts payable	(0.3)	88.5
Accrued and other current liabilities	(126.1)	(23.1)
Contract liabilities	3.2	5.2
Other long-term liabilities	(6.5)	(10.5)
Net cash provided by operating activities	149.6	44.3

Investing activities:
Capital expenditures	(40.2)	(31.1)
Proceeds from sale of discontinued operation, net of cash disposed	—	125.0
Acquisitions, net of cash acquired	—	(24.7)
Investment in securities	0.5	10.3
Other investing activities, net	8.0	1.7
Net cash (used in) provided by investing activities	(31.7)	81.2

Financing activities:
Repurchases of common stock	(50.0)	(125.0)
Dividends paid	(38.9)	(28.7)
Proceeds from exercise of stock options	4.8	7.7
Withholding tax paid related to stock-based compensation	(9.9)	(12.0)
Other financing activities, net	(0.8)	(0.8)
Net cash used in financing activities	(94.8)	(158.8)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	0.6
Change in cash and cash equivalents	23.9	(32.7)
Cash and cash equivalents at beginning of period	400.0	324.4
Cash and cash equivalents at end of period	$423.9	$291.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	193.6	—	—	193.6
Other comprehensive loss, net of tax	—	—	—	3.8	—	—	—	3.8
Dividends - $0.54 per share	—	—	—	—	(28.7)	—	—	(28.7)
Repurchases of common stock	(0.5)	—	—	—	—	0.5	(125.0)	(125.0)
Issuances and deferrals, net for stock-based compensation(1)	0.1	—	2.0	—	—	(0.1)	3.4	5.4
Balance as of March 31, 2022	51.6	$78.7	$483.5	$(101.4)	$4,402.6	26.8	$(2,184.8)	$2,678.6

Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	101.7	—	—	101.7
Other comprehensive loss, net of tax	—	—	—	15.2	—	—	—	15.2
Dividends - $0.75 per share	—	—	—	—	(39.0)	—	—	(39.0)
Repurchases of common stock	(0.2)	—	—	—	—	0.2	(50.2)	(50.2)
Issuances and deferrals, net for stock-based compensation(1)	0.1	—	3.4	—	—	(0.1)	2.8	6.2
Balance as of March 31, 2023	50.8	$78.7	$516.0	$(142.6)	$5,089.8	27.6	$(2,483.6)	$3,058.3
(1)Issuances and deferrals, net for stock-based compensation, reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
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
Note 2—Segment Information
The Company reports its results of operations through the following four segments, each of which represents a reportable segment as follows:
Carlisle Construction Materials ("CCM")—this segment produces a complete line of premium single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including ethylene propylene diene monomer ("EPDM"), thermoplastic polyolefin ("TPO") and polyvinyl chloride ("PVC") membrane, polyisocyanurate ("polyiso") insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.
Carlisle Weatherproofing Technologies ("CWT")—this segment produces building envelope solutions that effectively drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, and engineered products for HVAC applications.
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

A summary of segment information follows:

	Three Months Ended March 31,
	2023		2022
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$576.0	$122.4	$881.1	$261.1
Carlisle Weatherproofing Technologies	316.6	24.1	359.1	37.5
Carlisle Interconnect Technologies	213.5	10.9	185.0	(2.5)
Carlisle Fluid Technologies	72.7	10.7	71.1	4.8
Segment total	1,178.8	168.1	1,496.3	300.9
Corporate and unallocated(1)	—	(27.1)	—	(23.6)
Total	$1,178.8	$141.0	$1,496.3	$277.3
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
Note 4—Discontinued Operations
On August 2, 2021, the Company completed the sale of the equity interests and assets comprising its former Carlisle Brake & Friction ("CBF") segment for gross proceeds of (i) $250 million at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. On February 23, 2022, the Company received $125 million in cash for the full amount of the contingent consideration. The sale of CBF is consistent with the Company's optimization strategy, as laid out in Vision 2025.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 follows:

(in millions)	2022
Net cash used in operating activities	$(0.7)
Net cash provided by investing activities	125.0
Net cash used in financing activities(1)	(124.3)
Change in cash and cash equivalents from discontinued operations	$—
(1)Represents repayments to the Carlisle cash pool for return of capital upon sale.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2023	2022
Income from continuing operations	$99.6	$194.3
Less: dividends declared	39.0	28.7
Undistributed earnings	60.6	165.6
Percent allocated to common stockholders (1)	99.8%	99.7%
Undistributed earnings allocated to common stockholders	60.5	165.1
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	38.9	28.7
Income from continuing operations attributable to common stockholders	$99.4	$193.8

Shares:
Basic weighted-average shares outstanding	51.1	52.1
Effect of dilutive securities:
Performance awards	0.2	0.2
Stock options	0.4	0.6
Diluted weighted-average shares outstanding	51.7	52.9

Per share income from continuing operations attributable to common shares:
Basic	$1.95	$3.72
Diluted	$1.92	$3.67

(1) Basic weighted-average shares outstanding	51.1	52.1
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	51.2	52.3
Percent allocated to common stockholders	99.8%	99.7%
To calculate earnings per share for income (loss) from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions)	2023	2022
Income (loss) from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$2.1	$(0.7)
Net income attributable to common stockholders for basic and diluted earnings per share	101.5	193.1
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.7	0.1
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-

ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023, follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Extended service warranties	$19.2	$24.6	$23.7	$22.7	$21.6	$20.6	$168.2
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

(in millions)	2023	2022
Balance as of January 1	$310.7	$283.9
Revenue recognized	(17.0)	(20.0)
Revenue deferred	20.2	25.2
Balance as of March 31	$313.9	$289.1
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

(in millions)	2023	2022
Balance as of January 1	$90.7	$72.1
Balance as of March 31	87.3	73.6
Change in contract assets	$(3.4)	$1.5
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2023
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$576.0	$272.4	$—	$—	$848.4
Aerospace	—	—	111.1	—	111.1
Medical	—	—	65.8	—	65.8
Transportation	—	—	—	36.3	36.3
Heavy equipment	—	26.1	—	—	26.1
General industrial and other	—	18.1	36.6	36.4	91.1
Total revenues	$576.0	$316.6	$213.5	$72.7	$1,178.8

	Three Months Ended March 31, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
General construction	$881.1	$298.3	$—	$—	$1,179.4
Aerospace	—	—	83.3	—	83.3
Medical	—	—	64.6	—	64.6
Transportation	—	—	—	38.4	38.4
Heavy equipment	—	30.8	—	—	30.8
General industrial and other	—	30.0	37.1	32.7	99.8
Total revenues	$881.1	$359.1	$185.0	$71.1	$1,496.3

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended March 31, 2023
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$495.8	$282.3	$157.7	$36.7	$972.5
International:
Europe	55.2	5.2	20.2	11.0	91.6
North America (excluding U.S.)	17.9	24.3	12.1	3.8	58.1
Asia and Middle East	3.8	2.4	17.6	19.9	43.7
Africa	0.5	0.8	3.4	0.2	4.9
Other	2.8	1.6	2.5	1.1	8.0
Total international	80.2	34.3	55.8	36.0	206.3
Total revenues	$576.0	$316.6	$213.5	$72.7	$1,178.8

	Three Months Ended March 31, 2022
(in millions)	CCM	CWT	CIT	CFT	Total
United States	$787.5	$318.5	$129.9	$33.4	$1,269.3
International:
Europe	59.9	5.4	18.2	12.9	96.4
North America (excluding U.S.)	27.6	28.2	10.8	4.5	71.1
Asia and Middle East	2.7	2.9	19.3	19.3	44.2
Africa	0.7	2.2	2.7	0.2	5.8
Other	2.7	1.9	4.1	0.8	9.5
Total international	93.6	40.6	55.1	37.7	227.0
Total revenues	$881.1	$359.1	$185.0	$71.1	$1,496.3
Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2023	2022
Stock option awards	$5.5	$3.1
Restricted stock awards	3.2	3.3
Performance share awards	2.4	3.2
Total stock-based compensation cost incurred	11.1	9.6
Capitalized cost during the period	(1.7)	—
Amortization of capitalized cost during the period	2.0	—
Total stock-based compensation expense	$11.4	$9.6
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

CIT
During the first quarter of 2023, the Company initiated plans to exit its manufacturing operations in Lugano, Switzerland, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take fifteen to eighteen months to complete. During the three months ended March 31, 2023, exit and disposal costs totaled $0.5 million, primarily for employee termination benefit costs. Total exit and disposal costs are expected to approximate $7.0 million, with approximately $6.5 million costs remaining to be incurred, primarily in 2023.
The Company has substantially completed its plan to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America for cumulative exit and disposal costs of $5.6 million. During the three months ended March 31, 2023, project costs totaled $1.1 million, primarily for relocation expenses and employee termination benefit costs.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended March 31,
	2023	2022
Employee severance and benefit arrangements	$1.9	$1.1
Accelerated depreciation and impairments	1.4	0.6
Relocation costs	0.3	—
Facility cleanup costs	—	0.1
Lease termination costs	—	0.1
Other restructuring costs	0.7	0.3
Total exit and disposal costs	$4.3	$2.2
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended March 31,
	2023	2022
Carlisle Weatherproofing Technologies	$2.2	$0.3
Carlisle Interconnect Technologies	1.8	1.9
Carlisle Fluid Technologies	0.2	—
Carlisle Construction Materials	0.1	—
Total exit and disposal costs	$4.3	$2.2
The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$4.1	$1.9
Selling and administrative expenses	0.2	0.3
Total exit and disposal costs	$4.3	$2.2
The Company's change in exit and disposal activities liability follows:

(in millions)	2023	2022
Balance as of January 1,	$1.6	$6.5
Charges	4.3	2.2
Settlements	(5.0)	(6.5)
Balance as of March 31,	$0.9	$2.2
The liability of $0.9 million as of March 31, 2023, primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.

Note 9—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2023, was 22.2%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $1.5 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2022, was 23.7%.
Note 10—Inventories, net

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$265.5	$315.0
Work-in-process	84.0	94.1
Finished goods	466.1	375.7
Reserves	(34.1)	(36.0)
Inventories, net	$781.5	$748.8
Note 11—Accrued and Other Current Liabilities

(in millions)	March 31, 2023	December 31, 2022
Compensation and benefits	$71.9	$123.0
Customer incentives	40.6	131.2
Standard product warranties	25.9	25.7
Income and other accrued taxes	15.2	13.5
Other accrued liabilities	69.4	72.4
Accrued and other current liabilities	$223.0	$365.8
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems, high-performance cables and assemblies and fluid technologies. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2023	2022
Balance as of January 1	$25.7	$26.8
Provision	3.4	3.0
Claims	(3.3)	(2.6)
Foreign exchange	0.1	(0.1)
Balance as of March 31	$25.9	$27.1
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
2.20% Notes due 2032	$550.0	$550.0	$424.1	$417.5
2.75% Notes due 2030	750.0	750.0	634.6	622.3
3.75% Notes due 2027	600.0	600.0	571.2	557.4
3.50% Notes due 2024	400.0	400.0	391.1	386.9
0.55% Notes due 2023	300.0	300.0	293.7	290.7
Unamortized discount, debt issuance costs and other	(16.1)	(16.7)
Total long term-debt	2,583.9	2,583.3
Less: current portion of debt	302.0	301.8
Long term-debt, less current portion	$2,281.9	$2,281.5
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility
During the three months ended March 31, 2023, there were no borrowings or repayments under the Company's Fourth Amended and Restated Credit Agreement (the "Facility"). As of March 31, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of March 31, 2023 and December 31, 2022.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2023 and December 31, 2022, the Company had $15.9 million and $15.8 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $94.1 million was available for use as of March 31, 2023.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$0.5	$0.6
Interest cost	1.6	0.8
Expected return on plan assets	(2.0)	(2.4)
Amortization of unrecognized loss(1)	0.3	1.3
Settlement expense	—	0.4
Net periodic benefit cost	$0.4	$0.7
(1)Includes amortization of unrecognized actuarial loss and prior service credits and excludes provision for income tax of $(0.1) million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	March 31, 2023		December 31, 2022
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$1.5	$118.9	$0.7	$87.9
Non-designated hedges	(0.5)	124.6	(0.3)	124.3
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three months ended March 31, 2023 and 2022. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three months ended March 31, 2023 and 2022, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company had $5.0 million and $4.0 million of cash, respectively, and $10.5 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of March 31, 2023 and December 31, 2022, the Company had $19.5 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
Note 15—Commitments and Contingencies
Litigation
Over the years, the Company has been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing friction products produced and sold predominantly by the Company’s discontinued Motion Control business between the late-1940s and the mid-1980s and roofing products produced and sold by Henry Company LLC, which the Company acquired on September 1, 2021. The Company has been subject to liabilities for indemnity and defense costs associated with these lawsuits.
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of March 31, 2023, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.

The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to the 2022 Annual Report on Form 10-K for the Company's accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage and is the beneficiary of other arrangements that provide coverage for asbestos-related claims and associated defense costs. The Company records the insurance coverage as a long-term receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance policies and other arrangements contain various coverage exclusions, limits of coverage, cost-sharing obligations and self-insured retentions and may be subject to insurance coverage disputes, the Company may recognize expenses for indemnity and defense costs in particular periods if and when it becomes probable that such costs will not be covered by insurance.
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
Executive Overview
The first quarter of 2023 continued to reflect the destocking efforts by distributors and contractors in the building products industry. Additionally, inclement weather during the first quarter disrupted contractors' ability to complete jobs and to address pent-up demand.
Underlying demand in the non-residential construction markets remains strong, with positive indicators such as growing demand for energy-efficient solutions for buildings and a multi-year backlog of re-roofing projects. We remain mindful of growing concerns over continued Federal Bank interest rate hikes and the possibility of a recession in the back half of 2023. For CCM however, where approximately two-thirds of revenue is tied to non-discretionary re-roofing demand, we continue to expect healthy activity both for the remainder of this year and for the foreseeable future.
Notably, the anticipated seasonal ramp in construction activity for 2023 is underway, with sequentially improved orders and shipments in April. Given strong contractor backlogs, the visible pipeline is robust. The latest non-residential construction indicators such as the ABI, Dodge Momentum Index, and ABC Contractor Backlog continued to support our confidence in a solid demand backdrop this year. Additionally, constrained labor markets continue to limit contractors' ability to service and complete the backlog and growing demand for the market's energy-efficient building envelope solutions. As a result, backlogs continue to be strong, new products that remove labor from the job site are desired, and the value brought to the contractor through the Carlisle Experience continues to be in high demand.
Our teams remain committed to delivering on Vision 2025, which includes meeting the needs of our end users, distributors and contractors by providing industry-leading, energy-efficient solutions with the highest quality standards. We also remain committed to, and are increasing investment in, innovation that addresses contractor labor constraints that pressure their ability to service current demand effectively and cost efficiently. Recent product launches that reduce installation times for our customers include our 16-foot thermoplastic polyolefin (“TPO”) product that results in fewer seams, our ReadyFlash technology that improves flash-off time, and our self-adhering technology on 12' and 16' TPO. We aim to be our customers' manufacturer of choice, competing on and earning a fair price for the value we create. We are excited about our product launches this year that demonstrate both our commitment to helping facilitate ease of installation, as well as meeting the growing demand for "circular" products. As a reminder, circular products reduce waste to a minimum by being productively used and reused, as opposed to a single use product ultimately destined for the landfill.
Several months after announcing our commitment to achieve Net-Zero greenhouse gas ("GHG") emissions across our entire value chain by 2050, we continue to take important steps towards achieving this ambitious goal. For example, we have committed to purchasing several million pounds of bio-methylene diphenyl diisocyanate ("MDI") and bio-polyol, to test and develop bio-based raw materials into our production. We have also replaced approximately 25% of our sourced prime carbon black in certain products with recycled material. Lastly, we are piloting end-of-life management of tear-off ethylene propylene diene monomer (“EPDM”) where we collect and process it into consumer rubber products. These steps all further our progress towards our sustainability mission that is built on i) improving the energy efficiency of buildings, ii) reducing emissions in our value stream, and iii) reducing the volume of construction materials in landfills.

We remain committed to superior capital allocation, which includes returning capital to stockholders. In the first three months of 2023, we used cash generated from operations to return $38.9 million to stockholders in the form of cash dividends and repurchased $50.0 million of shares, adding to our cumulative share repurchases since 2017 of over $2.2 billion. As of March 31, 2023, we had 3.2 million shares available for repurchase under our share repurchase program. We invested $40.2 million into our businesses in the form of capital expenditures to drive innovation and the Carlisle Experience.
Exiting the first quarter, we remain confident in our ability to execute throughout all segments, with improving momentum in CCM's orders entering the spring and summer construction season, and with CWT, CIT and CFT all tracking on plan for 2023 with upside potential.
Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2023	2022
Revenues	$1,178.8	$1,496.3
Operating income	$141.0	$277.3
Operating margin	12.0%	18.5%
Income from continuing operations	$99.6	$194.3
Income (loss) from discontinued operations	$2.1	$(0.7)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$1.92	$3.67
Income (loss) from discontinued operations	$0.04	$(0.01)

Adjusted EBITDA(1)	$213.8	$344.8
Adjusted EBITDA margin(1)	18.1%	23.0%
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
Revenues decreased in the first quarter of 2023 primarily reflecting lower volumes in our construction market segments, CCM and CWT, as distributors continue destocking, which has been prolonged by inclement weather conditions, partially offset by higher volumes in the aerospace and medical end markets of our CIT segment and price realization across all segments.
The decrease in operating margin percentage in the first quarter of 2023 primarily reflected lower volumes, wage inflation and unfavorable product mix, partially offset by price realization and savings from the Carlisle Operating System ("COS").
Diluted earnings per share from continuing operations decreased in the first quarter of 2023 primarily reflecting lower operating income performance ($1.96 per share) partially offset by lower interest expense and higher interest income ($0.12 per share), reduced average shares outstanding ($0.04 per share) and a lower effective tax rate ($0.03 per share).
We generated $149.6 million in operating cash flow in the first three months of 2023 and utilized cash on hand and cash provided by operations to return capital to stockholders through share repurchases and dividends, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2023	2022	Change	%	Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
Three months ended March 31	$1,178.8	$1,496.3	$(317.5)	(21.2)%	—%	(20.6)%	(0.6)%

Revenues decreased in the first quarter of 2023 primarily reflecting lower volumes in our construction market segments, CCM and CWT, as distributors continue destocking, which has been prolonged by inclement weather conditions, partially offset by price realization and higher volumes in the aerospace and medical end markets of our CIT segment and price realization across all segments.
Gross Margin

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Gross margin	$346.7	$490.9	$(144.2)	(29.4)%
Gross margin percentage	29.4%	32.8%
Depreciation and amortization	$24.3	$27.0
Gross margin percentage (gross margin expressed as a percentage of revenues) decreased in the first quarter of 2023, driven by lower volumes, partially offset by price realization and savings from COS. Also included in cost of goods sold were exit and disposal costs totaling $4.1 million for the first quarter of 2023, primarily at CWT and CIT attributable to our restructuring initiatives, compared with $1.9 million for the first quarter of 2022. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Selling and administrative expenses	$188.6	$203.0	$(14.4)	(7.1)%
As a percentage of revenues	16.0%	13.6%
Depreciation and amortization	$35.7	$37.3
The decrease in selling and administrative expenses in the first quarter of 2023 primarily reflected lower commissions from the decrease in volumes. Also included in selling and administrative expenses were exit and disposal costs totaling $0.2 million for the first quarter of 2023 compared with $0.3 million for the first quarter 2022. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Research and development expenses	$15.5	$12.3	$3.2	26.0%
As a percentage of revenues	1.3%	0.8%
Depreciation and amortization	$0.5	$0.4
Research and development expenses were higher in the first quarter of 2023, primarily reflecting higher new product development expenses at our CCM and CIT segments.
Other Operating Expense (Income), net

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Other operating expense (income), net	$1.6	$(1.7)	$3.3	NM
Other operating expense (income), net in the first quarter of 2023 primarily reflected a loss on the sale of fixed assets of $3.9 million, partially offset by $1.0 million of rebates and $0.5 million of royalty income. Other operating expense (income), net in the first quarter of 2022 primarily reflected $1.0 million of rebates and $0.5 million of royalty income.

Operating Income

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Operating income	$141.0	$277.3	$(136.3)	(49.2)%
Operating margin percentage	12.0%	18.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Interest expense, net	$18.8	$22.6	$(3.8)	(16.8)%
Interest expense, net of capitalized interest, decreased in the first quarter of 2023 primarily reflecting lower long-term debt balances associated with the redemption of $350.0 million of our 3.75% unsecured senior notes in October 2022. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Interest income	$(4.6)	$(0.2)	$(4.4)	NM
Interest income increased during the first quarter of 2023 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating (Income) Expense, net

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Other non-operating (income) expense, net	$(1.2)	$0.1	$(1.3)	NM
Other non-operating (income) expense, net, in the first quarter of 2023 primarily reflected unrealized gains on Rabbi Trust investments and favorable changes in foreign currencies against the U.S. Dollar.
Income Taxes

(in millions, except percentages)	Three Months Ended March 31,
	2023	2022	Change	%
Provision for income taxes	$28.4	$60.5	$(32.1)	(53.1)%
Effective tax rate	22.2%	23.7%
The effective income tax rate on continuing operations for the first three months of 2023 was 22.2%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $1.5 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first three months of 2022 was 23.7%.
Segment Results of Operations
Carlisle Construction Materials
This segment produces a complete line of premium energy-efficient single-ply roofing products and warranted roof systems and accessories for the commercial building industry, including EPDM, TPO and polyvinyl chloride (“PVC”)

membrane, polyisocyanurate ("polyiso") insulation, and engineered metal roofing and wall panel systems for commercial and residential buildings.

(in millions, except percentages)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$576.0	$881.1	$(305.1)	(34.6)%	—%	(34.2)%	(0.4)%
Operating income	$122.4	$261.1	$(138.7)	(53.1)%
Operating margin	21.3%	29.6%
Adjusted EBITDA(1)	$136.8	$275.3	$(138.5)	(50.3)%
Adjusted EBITDA margin(1)	23.8%	31.2%
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
CCM’s revenue decreased in the first quarter of 2023 primarily reflecting lower volumes as distributors continued destocking, which has been prolonged by inclement weather conditions, partially offset by price realization.
CCM’s operating margin and adjusted EBITDA margin decrease in the first quarter of 2023 primarily reflected lower volumes, wage inflation and unfavorable product mix, partially offset by price realization, lower commissions and savings from COS.
Carlisle Weatherproofing Technologies

This segment produces building envelope solutions that effectively drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, and engineered products for HVAC applications.

(in millions, except percentages)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$316.6	$359.1	$(42.5)	(11.8)%	—%	(11.3)%	(0.5)%
Operating income	$24.1	$37.5	$(13.4)	(35.7)%
Operating margin	7.6%	10.4%
Adjusted EBITDA(1)	$53.9	$63.1	$(9.2)	(14.6)%
Adjusted EBITDA margin(1)	17.0%	17.6%
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
CWT’s revenue decreased in the first quarter of 2023 primarily reflecting lower volumes from a slowdown in residential construction, distributors destocking partially offset by price realization.
CWT’s operating margin decrease in the first quarter of 2023 primarily reflected lower volumes, unfavorable product mix and materials inflation partially offset by price realization and savings from COS.
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

During the first quarter of 2023, the Company initiated plans to exit its manufacturing operations in Lugano, Switzerland, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take fifteen to eighteen months to complete. During the three months ended March 31, 2023, project costs totaled $0.5 million, primarily for employee termination benefit costs. Total project costs are expected to approximate $7.6 million, with approximately $7.1 million costs remaining to be incurred, primarily in 2023.
The Company has substantially completed its plan to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America for cumulative project costs of approximately $7.3 million.

(in millions, except percentages)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$213.5	$185.0	$28.5	15.4%	—%	15.7%	(0.3)%
Operating income (loss)	$10.9	$(2.5)	$13.4	NM
Operating margin	5.1%	(1.4)%
Adjusted EBITDA(1)	$30.5	$18.4	$12.1	65.8%
Adjusted EBITDA margin(1)	14.3%	9.9%
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
CIT’s revenue increase in the first quarter of 2023 primarily reflected continued strengthening of the aerospace market.
CIT’s operating margin and adjusted EBITDA margin increase in the first quarter of 2023 primarily reflected higher volumes, positive pricing and savings from COS, partially offset by wage inflation.
Carlisle Fluid Technologies
This segment produces highly engineered liquid, powder, sealants and adhesives finishing equipment and integrated system solutions for spraying, pumping, mixing, metering and curing of a variety of coatings used in the automotive manufacture, general industrial, protective coating, wood, specialty and automotive refinishing markets.

(in millions, except percentages)	Three Months Ended March 31,				Acquisition Effect	Price / Volume Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$72.7	$71.1	$1.6	2.3%	—%	6.5%	(4.2)%
Operating income	$10.7	$4.8	$5.9	122.9%
Operating margin	14.7%	6.8%
Adjusted EBITDA(1)	$15.9	$10.5	$5.4	51.4%
Adjusted EBITDA margin(1)	21.9%	14.8%
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
CFT’s revenue increase in the first quarter of 2023 primarily reflected positive pricing, partially offset by unfavorable changes in foreign currency rates.
CFT’s operating margin and adjusted EBITDA margin increase in the first quarter of 2023 primarily reflected positive pricing and savings from COS, partially offset by unfavorable changes in foreign currency rates and wage inflation.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2023	December 31, 2022
Europe	$18.1	$20.1
North America (excluding U.S.)	20.7	28.5
China	8.7	4.5
Asia Pacific (excluding China)	26.7	19.2
International cash and cash equivalents	74.2	72.3
U.S. cash and cash equivalents	349.7	327.7
Total cash and cash equivalents	$423.9	$400.0
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2022, is primarily related to cash generated from operations partially offset by share repurchases, capital expenditures and payment of dividends to stockholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $7.4 million in anticipation of those taxes as of March 31, 2023.
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
Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$149.6	$44.3
Net cash (used in) provided by investing activities	(31.7)	81.2
Net cash used in financing activities	(94.8)	(158.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	0.6
Change in cash and cash equivalents	$23.9	$(32.7)
Operating Activities
We generated operating cash flows of $149.6 million for the first three months of 2023 (including working capital uses of $33.7 million), compared with $44.3 million for the first three months of 2022 (including working capital uses of $229.9 million). Higher operating cash flows for the first three months of 2023 primarily reflected lower working capital uses related to a decrease in accounts receivable from collections and lower inventory investment, partially offset by a reduction in accounts payable and accrued expenses, and lower income from continuing operations year-over-year.

Investing Activities
Cash used in investing activities of $31.7 million for the first three months of 2023 primarily reflected capital expenditures of $40.2 million, partially offset by proceeds from the sale of equipment of $8.0 million. Cash provided by investing activities of $81.2 million for the first three months of 2022 primarily reflected the proceeds of the contingent consideration from the sale of our former Carlisle Brake & Friction segment of $125.0 million and proceeds from investment in securities of $10.3 million, partially offset by capital expenditures of $31.1 million and the acquisition of MBTechnology for $24.7 million.
Financing Activities
Cash used in financing activities of $94.8 million in the first three months of 2023 primarily reflected share repurchases of $50.0 million and cash dividend payments of $38.9 million, reflecting the increased quarterly dividend of $0.75 per share. Cash used in financing activities of $158.8 million during the first three months of 2022 primarily reflected share repurchases of $125.0 million and cash dividend payments of $28.7 million.
Debt Instruments
Revolving Credit Facility
During the three months ended March 31, 2023, we had no borrowings or repayments under the Facility. As of March 31, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2023 and December 31, 2022.
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022
Net income (GAAP)	$101.7	$193.6
Less: income (loss) from discontinued operations (GAAP)	2.1	(0.7)
Income from continuing operations (GAAP)	99.6	194.3
Provision for income taxes	28.4	60.5
Interest expense, net	18.8	22.6
Interest income	(4.6)	(0.2)
EBIT	142.2	277.2
Exit and disposal, and facility rationalization costs	4.7	2.1
Inventory step-up amortization and transaction costs	1.6	—
Impairment charges	0.9	0.2
Losses from acquisitions and disposals	4.0	0.3
Losses from insurance	—	0.3
Gains from litigation	(0.1)	—
Total non-comparable items	11.1	2.9
Adjusted EBIT	153.3	280.1
Depreciation	23.3	24.0
Amortization	37.2	40.7
Adjusted EBITDA	$213.8	$344.8
Divided by:
Total revenues	$1,178.8	$1,496.3
Adjusted EBITDA margin	18.1%	23.0%

	Three Months Ended March 31, 2023
(in millions, except percentages)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$122.4	$24.1	$10.9	$10.7	$(27.1)
Non-operating income, net(1)	(0.1)	(0.2)	(0.1)	—	(0.8)
EBIT	122.5	24.3	11.0	10.7	(26.3)
Exit and disposal, and facility rationalization costs	0.1	2.2	2.2	0.2	—
Inventory step-up amortization and transaction costs	—	—	—	—	1.6
Impairment charges	—	0.9	—	—	—
(Gains) losses from acquisitions and disposals	(0.2)	4.1	0.1	—	—
Losses (gains) from litigation	—	—	0.1	—	(0.2)
Total non-comparable items	(0.1)	7.2	2.4	0.2	1.4
Adjusted EBIT	122.4	31.5	13.4	10.9	(24.9)
Depreciation	10.3	4.8	5.9	1.3	1.0
Amortization	4.1	17.6	11.2	3.7	0.6
Adjusted EBITDA	$136.8	$53.9	$30.5	$15.9	$(23.3)
Divided by:
Total revenues	$576.0	$316.6	$213.5	$72.7	$—
Adjusted EBITDA margin	23.8%	17.0%	14.3%	21.9%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended March 31, 2022
(in millions, except percentages)	CCM	CWT	CIT	CFT	Corporate and unallocated
Operating income (loss) (GAAP)	$261.1	$37.5	$(2.5)	$4.8	$(23.6)
Non-operating expense (income), net(1)	—	0.1	(0.5)	0.1	0.4
EBIT	261.1	37.4	(2.0)	4.7	(24.0)
Exit and disposal, and facility rationalization costs	—	0.1	2.0	—	—
Inventory step-up amortization and transaction costs	—	(0.1)	—	—	0.1
Impairment charges	—	0.2	—	—	—
Losses from acquisitions and disposals	—	—	0.2	0.1	—
Losses from insurance	—	0.3	—	—	—
Total non-comparable items	—	0.5	2.2	0.1	0.1
Adjusted EBIT	261.1	37.9	0.2	4.8	(23.9)
Depreciation	9.2	6.3	6.1	1.5	0.9
Amortization	5.0	18.9	12.1	4.2	0.5
Adjusted EBITDA	$275.3	$63.1	$18.4	$10.5	$(22.5)
Divided by:
Total revenues	$881.1	$359.1	$185.0	$71.1	$—
Adjusted EBITDA margin	31.2%	17.6%	9.9%	14.8%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

Outlook
Our expectations for segment and total revenues for 2023, compared to 2022 follow:

	2023 Revenue	Primary Drivers
Carlisle Construction Materials	High single-digit decline	•Tough year-over-year comparisons •Channel destocking in first half of 2023 •Contractor backlog remains strong
Carlisle Weatherproofing Technologies	Low double-digit decline	•Headwinds in residential markets •Partially offset by channel penetration and steady commercial repair & remodel demand •Exit of rubber business
Carlisle Interconnect Technologies	High single-digit growth	•Growing demand in commercial aerospace markets •Medical markets remain strong •Positive pricing
Carlisle Fluid Technologies	High single-digit growth	•New product traction •Positive pricing •Strong backlog
Total Carlisle	Mid single-digit decline
For the year 2023, we expect:
•Corporate expenses of approximately $115 million;
•Depreciation and amortization expense of approximately $250 million;
•Capital expenditures of approximately $200 million to $225 million;
•Interest expense, net of interest income, of approximately $60 million; and
•Base tax rate of approximately 24%.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies such as the COVID-19 pandemic, including, for example, expectations regarding their impact on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2023. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2023, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first three months of months of 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2023:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	—	$—	—	3.4
February	0.1	253.84	—	3.4
March	0.2	240.82	0.2	3.2
Total	0.3		0.2
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2023, there were approximately 0.1 million shares reacquired in transactions outside of the share repurchase program.
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

CARLISLE COMPANIES INCORPORATED

Date:	April 28, 2023	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer