Form 10-Q
period 2023-06-30
CARLISLE COMPANIES INC
filed 2023-07-27
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
On July 20, 2023, there were 49,919,020 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues	$1,525.9	$1,774.9	$2,632.0	$3,200.1

Cost of goods sold	995.7	1,170.1	1,785.3	2,130.2
Selling and administrative expenses	189.5	192.0	360.0	376.0
Research and development expenses	13.1	11.0	26.8	21.2
Other operating (income) expense, net	—	(1.8)	1.7	(3.5)
Operating income	327.6	403.6	458.2	676.2
Interest expense, net	18.8	22.5	37.6	45.0
Interest income	(4.5)	(0.6)	(9.1)	(0.8)
Other non-operating expense (income), net	0.2	2.3	(1.1)	2.5
Income from continuing operations before income taxes	313.1	379.4	430.8	629.5
Provision for income taxes	71.6	88.6	97.5	148.3
Income from continuing operations	241.5	290.8	333.3	481.2

Discontinued operations:
(Loss) income before income taxes	(62.3)	11.7	(51.4)	15.6
(Benefit from) provision for income taxes	(15.4)	1.0	(14.4)	1.7
(Loss) income from discontinued operations	(46.9)	10.7	(37.0)	13.9
Net income	$194.6	$301.5	$296.3	$495.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$4.75	$5.60	$6.53	$9.23
(Loss) income from discontinued operations	(0.92)	0.21	(0.72)	0.27
Basic earnings per share	$3.83	$5.81	$5.81	$9.50

Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.71	$5.52	$6.47	$9.11
(Loss) income from discontinued operations	(0.92)	0.21	(0.72)	0.26
Diluted earnings per share	$3.79	$5.73	$5.75	$9.37

Average shares outstanding:
Basic	50.7	51.8	50.9	52.0
Diluted	51.2	52.5	51.4	52.7

Comprehensive income:
Net income	$194.6	$301.5	$296.3	$495.1
Other comprehensive income (loss):
Foreign currency gains (losses)	1.1	(40.8)	14.1	(37.3)
Amortization of unrecognized net periodic benefit costs, net of tax	0.3	1.0	0.6	2.0
Other, net of tax	(2.3)	(1.0)	(0.4)	(1.7)
Other comprehensive (loss) income	(0.9)	(40.8)	14.3	(37.0)
Comprehensive income	$193.7	$260.7	$310.6	$458.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$379.3	$388.7
Receivables, net of allowance for credit losses of $6.1 million and $6.0 million, respectively	959.5	753.0
Inventories, net	599.2	659.4
Contract assets	80.9	89.7
Prepaid expenses	24.4	31.4
Other current assets	85.0	133.5
Assets held for sale	564.6	189.3
Total current assets	2,692.9	2,245.0

Property, plant, and equipment, net	798.8	771.1
Goodwill	2,018.2	2,013.2
Other intangible assets, net	1,552.0	1,614.7
Other long-term assets	114.3	114.4
Assets held for sale	—	463.6
Total assets	$7,176.2	$7,222.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$397.2	$346.7
Current portion of debt	302.0	301.7
Accrued and other current liabilities	263.2	344.5
Contract liabilities	27.0	26.1
Liabilities held for sale	55.9	59.4
Total current liabilities	1,045.3	1,078.4

Long-term liabilities:
Long-term debt, less current portion	2,282.2	2,281.2
Contract liabilities	282.0	270.4
Other long-term liabilities	534.7	555.3
Liabilities held for sale	—	12.3
Total long-term liabilities	3,098.9	3,119.2

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 50.0 and 50.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	531.6	512.6
Treasury shares, at cost (28.4 and 27.5 shares, respectively)	(2,680.9)	(2,436.2)
Accumulated other comprehensive loss	(143.5)	(157.8)
Retained earnings	5,246.1	5,027.1
Total stockholders' equity	3,032.0	3,024.4
Total liabilities and equity	$7,176.2	$7,222.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities:
Net income	$296.3	$495.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation	46.1	48.0
Amortization	72.9	79.2
Lease expense	14.5	14.2
Stock-based compensation	24.9	15.8
Deferred taxes	(22.9)	0.4
Other operating activities, net	29.0	3.0
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(196.5)	(372.2)
Inventories	59.5	(184.4)
Contract assets	8.9	(6.5)
Prepaid expenses and other assets	67.2	33.4
Accounts payable	46.5	121.2
Accrued and other current liabilities	(68.5)	(7.3)
Contract liabilities	7.5	10.4
Other long-term liabilities	(14.7)	(26.8)
Net cash provided by operating activities	370.7	223.5

Investing activities:
Capital expenditures	(70.1)	(82.7)
Proceeds from sale of discontinued operation, net of cash disposed	—	132.0
Acquisitions, net of cash acquired	—	(24.7)
Investment in securities	0.2	10.3
Other investing activities, net	14.0	2.0
Net cash (used in) provided by investing activities	(55.9)	36.9

Financing activities:
Repurchases of common stock	(250.0)	(175.0)
Dividends paid	(77.2)	(56.7)
Proceeds from exercise of stock options	11.8	16.0
Withholding tax paid related to stock-based compensation	(10.0)	(12.5)
Other financing activities, net	(1.7)	(1.7)
Net cash used in financing activities	(327.1)	(229.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	(1.7)
Change in cash and cash equivalents	(11.5)	28.8
Less: change in cash and cash equivalents of discontinued operations	(2.1)	(2.2)
Cash and cash equivalents at beginning of period	388.7	313.7
Cash and cash equivalents at end of period	$379.3	$344.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of March 31, 2022	51.6	$78.7	$483.5	$(101.4)	$4,402.6	26.8	$(2,184.8)	$2,678.6
Net income	—	—	—	—	301.5	—	—	301.5
Other comprehensive income, net of tax	—	—	—	(40.8)	—	—	—	(40.8)
Dividends - $0.54 per share	—	—	—	—	(28.0)	—	—	(28.0)
Repurchases of common stock	(0.2)	—	—	—	—	0.2	(50.0)	(50.0)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	7.4	—	—	(0.1)	6.4	13.8
Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1

Balance as of March 31, 2023	50.8	$78.7	$516.0	$(142.6)	$5,089.8	27.6	$(2,483.6)	$3,058.3
Net income	—	—	—	—	194.6	—	—	194.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	—	—	(0.9)
Dividends - $0.75 per share	—	—	—	—	(38.3)	—	—	(38.3)
Repurchases of common stock	(0.9)	—	—	—	—	0.9	(201.9)	(201.9)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	15.6	—	—	(0.1)	4.6	20.2
Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0
(1)Issuances and deferrals, net for stock-based compensation, reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	495.1	—	—	495.1
Other comprehensive loss, net of tax	—	—	—	(37.0)	—	—	—	(37.0)
Dividends - $1.08 per share	—	—	—	—	(56.7)	—	—	(56.7)
Repurchases of common stock	(0.7)	—	—	—	—	0.7	(175.0)	(175.0)
Issuances and deferrals, net for stock-based compensation(1)	0.2	—	9.4	—	—	(0.2)	9.8	19.2
Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1

Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	296.3	—	—	296.3
Other comprehensive loss, net of tax	—	—	—	14.3	—	—	—	14.3
Dividends - $1.50 per share	—	—	—	—	(77.3)	—	—	(77.3)
Repurchases of common stock	(1.1)	—	—	—	—	1.1	(252.1)	(252.1)
Issuances and deferrals, net for stock-based compensation(1)	0.2	—	19.0	—	—	(0.2)	7.4	26.4
Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0
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
The Company has reclassified certain prior period amounts to conform with the current period presentation of the revenues by end market in Note 6—Revenue Recognition to disaggregate the general construction end market into non-residential and residential end markets.
Discontinued Operations
The results of operations for the Company's Carlisle Fluid Technologies ("CFT") segment have been classified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale agreement for CFT have been classified as held for sale for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 4 for additional information.
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

A summary of segment information follows:

	Three Months Ended June 30,
	2023		2022
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$947.5	$280.7	$1,113.4	$358.9
Carlisle Weatherproofing Technologies	359.5	59.5	448.9	59.0
Carlisle Interconnect Technologies	218.9	19.7	212.6	7.9
Segment total	1,525.9	359.9	1,774.9	425.8
Corporate and unallocated(1)	—	(32.3)	—	(22.2)
Total	$1,525.9	$327.6	$1,774.9	$403.6

	Six Months Ended June 30,
	2023		2022
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,523.5	$403.1	$1,994.5	$620.0
Carlisle Weatherproofing Technologies	676.1	83.6	808.0	96.5
Carlisle Interconnect Technologies	432.4	30.6	397.6	5.4
Segment total	2,632.0	517.3	3,200.1	721.9
Corporate and unallocated(1)	—	(59.1)	—	(45.7)
Total	$2,632.0	$458.2	$3,200.1	$676.2
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
In the three months ended June 30, 2022 and for the period from February 1, 2022 to June 30, 2022, the related product lines contributed revenues of $4.1 million and $6.1 million, respectively. The related product lines contributed operating income of $0.1 million for the period from February 1, 2022 to June 30, 2022. The results of operations of MBTech are reported within the CWT segment.
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

Note 4—Discontinued Operations
On June 14, 2023, the Company signed a definitive agreement to sell CFT to an affiliate of Lone Star Funds for proceeds of $520 million at closing, subject to certain adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close in the third quarter of 2023. The sale of CFT is consistent with the Company's optimization strategy, as laid out in Vision 2025.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

	Three Months Ended June 30,
(in millions)	2023			2022
	CFT	Other	Total	CFT		Other	Total
Revenues	$78.0	$—	$78.0	$72.0		$—	$72.0

Cost of goods sold	44.6	—	44.6	44.8		—	44.8
Impairment(1)	24.8	—	24.8	—	—	—	—
Other operating expenses, net	18.5	—	18.5	20.2		—	20.2
Operating (loss) income	(9.9)	—	(9.9)	7.0		—	7.0
Other non-operating expense (income), net	0.5	1.1	1.6	(0.6)		(4.1)	(4.7)
(Loss) income from discontinued operations before income taxes and loss from classification to held for sale	(10.4)	(1.1)	(11.5)	7.6		4.1	11.7
Loss from classification to held for sale(2)	50.8	—	50.8	—		—	—
(Loss) income from discontinued operations before income taxes	(61.2)	(1.1)	(62.3)	7.6		4.1	11.7
(Benefit from) provision for income taxes	(14.9)	(0.5)	(15.4)	2.0		(1.0)	1.0
(Loss) income from discontinued operations	$(46.3)	$(0.6)	$(46.9)	$5.6		$5.1	$10.7

	Six Months Ended June 30,
(in millions)	2023			2022
	CFT	Other	Total	CFT	Other	Total
Revenues	$150.7	$—	$150.7	$143.1	$—	$143.1

Cost of goods sold	87.1	—	87.1	90.1	—	90.1
Impairment(1)	24.8	—	24.8	—	—	—
Other operating expenses, net	38.3	—	38.3	41.4	—	41.4
Operating income	0.5	—	0.5	11.6	—	11.6
Other non-operating expense (income), net	0.5	0.6	1.1	0.2	(4.2)	(4.0)
(Loss) income from discontinued operations before income taxes and loss from classification to held for sale	—	(0.6)	(0.6)	11.4	4.2	15.6
Loss from classification to held for sale(2)	50.8	—	50.8	—	—	—
(Loss) income from discontinued operations before income taxes	(50.8)	(0.6)	(51.4)	11.4	4.2	15.6
(Benefit from) provision for income taxes	(12.4)	(2.0)	(14.4)	2.5	(0.8)	1.7
(Loss) income from discontinued operations	$(38.4)	$1.4	$(37.0)	$8.9	$5.0	$13.9
(1)In the second quarter of 2023, as a result of the anticipated sale of the CFT reporting unit, the Company evaluated the reporting unit for impairment and determined that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Accordingly, an impairment analysis was performed which resulted in a goodwill impairment charge of $24.8 million.
(2)Includes the valuation allowance to reduce the carrying amount of the disposal group to its fair value less costs to sell and other transaction expenses incurred.

A summary of the carrying amounts of major assets and liabilities of CFT, which were classified as held for sale in the Condensed Consolidated Balance Sheets follows:

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$9.2	$11.3
Receivables, net	65.9	76.1
Inventories	92.2	89.3
Prepaid other current assets	9.9	12.6
Valuation allowance(1)	(45.1)	—
Total current assets		189.3

Property, plant, and equipment, net	49.5	51.6
Goodwill, net	163.4	187.5
Other intangible assets, net	216.7	222.6
Other long-term assets	2.9	1.9
Total long-term assets		463.6
Total assets of the disposal group classified as held for sale(2)	$564.6	$652.9

LIABILITIES
Accounts payable	$19.5	$23.8
Accrued liabilities and other	26.7	35.6
Total current liabilities		59.4

Other long-term liabilities	9.7	12.3
Total long-term liabilities		12.3
Total liabilities of the disposal group classified as held for sale(2)	$55.9	$71.7
(1) The Company has recorded a contra asset to reflect the carrying amount of the disposal group at its fair value less cost to sell.
(2) The assets and liabilities of the disposal group classified as held for sale are classified as current on the June 30, 2023 Condensed Consolidated Balance Sheet as it is probable that the sale will occur and proceeds will be collected within one year.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Six Months Ended June 30, 2023
(in millions)	CFT	Other	Total
Net cash provided by operating activities	$36.3	$1.4	$37.7
Net cash used in investing activities	(0.5)	—	(0.5)
Net cash used in financing activities(1)	(37.9)	(1.4)	(39.3)
Change in cash and cash equivalents from discontinued operations	(2.1)	—	(2.1)
Cash and cash equivalents from discontinued operations at beginning of period	11.3	—	11.3
Cash and cash equivalents from discontinued operations at end of period	$9.2	$—	$9.2

	Six Months Ended June 30, 2022
(in millions)	CFT	Other	Total
Net cash provided by (used in) operating activities	$3.4	$(2.1)	$1.3
Net cash (used in) provided by investing activities	(3.0)	132.0	129.0
Net cash used in financing activities(1)	(2.6)	(129.9)	(132.5)
Change in cash and cash equivalents from discontinued operations	(2.2)	—	(2.2)
Cash and cash equivalents from discontinued operations at beginning of period	10.7	—	10.7
Cash and cash equivalents from discontinued operations at end of period	$8.5	$—	$8.5
(1)Represents (repayments) or borrowings from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.

On August 2, 2021, the Company completed the sale of the equity interests and assets comprising its former Carlisle Brake & Friction ("CBF") segment for gross proceeds of (i) $250 million at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. On February 23, 2022, the Company received $125 million in cash for the full amount of the contingent consideration. The sale of CBF was consistent with the Company's optimization strategy, as laid out in Vision 2025.
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2023	2022	2023	2022
Income from continuing operations	$241.5	$290.8	$333.3	$481.2
Less: dividends declared	38.3	28.0	77.3	56.7
Undistributed earnings	203.2	262.8	256.0	424.5
Percent allocated to common stockholders (1)	99.8%	99.7%	99.8%	99.7%
Undistributed earnings allocated to common stockholders	202.8	262.1	255.5	423.4
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	38.2	27.9	77.1	56.6
Income from continuing operations attributable to common stockholders	$241.0	$290.0	$332.6	$480.0

Shares:
Basic weighted-average shares outstanding	50.7	51.8	50.9	52.0
Effect of dilutive securities:
Performance awards	0.2	0.2	0.1	0.2
Stock options	0.3	0.5	0.4	0.5
Diluted weighted-average shares outstanding	51.2	52.5	51.4	52.7

Per share income from continuing operations attributable to common shares:
Basic	$4.75	$5.60	$6.53	$9.23
Diluted	$4.71	$5.52	$6.47	$9.11

(1) Basic weighted-average shares outstanding	50.7	51.8	50.9	52.0
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	50.8	51.9	51.0	52.1
Percent allocated to common stockholders	99.8%	99.7%	99.8%	99.7%

To calculate earnings per share for income (loss) from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
(Loss) income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$(46.8)	$10.7	$(36.8)	$13.9
Net income attributable to common stockholders for basic and diluted earnings per share	194.1	300.8	295.6	493.9
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.8	0.2	0.8	0.2
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023, follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Extended service warranties	$13.0	$25.3	$24.4	$23.4	$22.3	$21.2	$177.7
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments, and highly customized product contracts in the CIT segment. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the six months ended June 30, follows:

(in millions)	2023	2022
Balance as of January 1	$296.5	$274.4
Revenue recognized	(14.8)	(14.5)
Revenue deferred	27.3	20.7
Balance as of June 30	$309.0	$280.6
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

(in millions)	2023	2022
Balance as of January 1	$89.7	$70.9
Balance as of June 30	80.9	76.9
Change in contract assets	$(8.8)	$6.0

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	CIT	Total
General construction:
Non-residential	$872.5	$147.0	$—	$1,019.5
Residential	75.0	165.5	—	240.5
Total construction	947.5	312.5	—	1,260.0
Aerospace	—	—	113.6	113.6
Medical	—	—	64.9	64.9
Heavy equipment	—	28.5	—	28.5
General industrial and other	—	18.5	40.4	58.9
Total revenues	$947.5	$359.5	$218.9	$1,525.9

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	Total
General construction:
Non-residential	$1,028.4	$150.8	$—	$1,179.2
Residential	85.0	218.1	—	303.1
Total construction	1,113.4	368.9	—	1,482.3
Aerospace	—	—	94.6	94.6
Medical	—	—	78.1	78.1
Heavy equipment	—	27.3	—	27.3
General industrial and other	—	52.7	39.9	92.6
Total revenues	$1,113.4	$448.9	$212.6	$1,774.9

	Six Months Ended June 30, 2023
(in millions)	CCM	CWT	CIT	Total
General construction:
Non-residential	$1,395.9	$266.9	$—	$1,662.8
Residential	127.6	318.0	—	445.6
Total construction	1,523.5	584.9	—	2,108.4
Aerospace	—	—	224.7	224.7
Medical	—	—	130.7	130.7
Heavy equipment	—	54.6	—	54.6
General industrial and other	—	36.6	77.0	113.6
Total revenues	$1,523.5	$676.1	$432.4	$2,632.0

	Six Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	Total
General construction:
Non-residential	$1,840.8	$275.0	$—	$2,115.8
Residential	153.7	392.2	—	545.9
Total construction	1,994.5	667.2	—	2,661.7
Aerospace	—	—	177.9	177.9
Medical	—	—	142.7	142.7
Heavy equipment	—	58.1	—	58.1
General industrial and other	—	82.7	77.0	159.7
Total revenues	$1,994.5	$808.0	$397.6	$3,200.1

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	CIT	Total
United States	$868.6	$315.8	$164.9	$1,349.3
International:
Europe	49.6	4.8	19.7	74.1
North America (excluding U.S.)	25.3	33.1	12.2	70.6
Asia and Middle East	3.3	2.2	17.3	22.8
Africa	0.1	1.7	2.8	4.6
Other	0.6	1.9	2.0	4.5
Total international	78.9	43.7	54.0	176.6
Total revenues	$947.5	$359.5	$218.9	$1,525.9

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	Total
United States	$1,009.4	$403.8	$150.2	$1,563.4
International:
Europe	62.8	5.1	17.5	85.4
North America (excluding U.S.)	32.6	35.9	8.8	77.3
Asia and Middle East	5.0	1.9	27.2	34.1
Africa	0.5	0.5	3.2	4.2
Other	3.1	1.7	5.7	10.5
Total international	104.0	45.1	62.4	211.5
Total revenues	$1,113.4	$448.9	$212.6	$1,774.9

	Six Months Ended June 30, 2023
(in millions)	CCM	CWT	CIT	Total
United States	$1,364.4	$598.1	$322.6	$2,285.1
International:
Europe	104.8	10.0	39.9	154.7
North America (excluding U.S.)	43.2	57.4	24.3	124.9
Asia and Middle East	7.1	4.6	34.9	46.6
Africa	0.6	2.5	6.2	9.3
Other	3.4	3.5	4.5	11.4
Total international	159.1	78.0	109.8	346.9
Total revenues	$1,523.5	$676.1	$432.4	$2,632.0

	Six Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	Total
United States	$1,796.9	$722.3	$280.1	$2,799.3
International:
Europe	122.7	10.5	35.7	168.9
North America (excluding U.S.)	60.2	64.1	19.6	143.9
Asia and Middle East	7.7	4.8	46.5	59.0
Africa	1.2	2.7	5.9	9.8
Other	5.8	3.6	9.8	19.2
Total international	197.6	85.7	117.5	400.8
Total revenues	$1,994.5	$808.0	$397.6	$3,200.1

Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock option awards	$5.0	$2.2	$10.1	$5.1
Restricted stock awards	2.2	1.7	5.4	4.9
Performance share awards	3.6	2.1	6.0	5.1
Total stock-based compensation cost incurred	10.8	6.0	21.5	15.1
Capitalized cost during the period	(1.6)	—	(3.2)	—
Amortization of capitalized cost during the period	1.6	—	3.5	—
Total stock-based compensation expense	$10.8	$6.0	$21.8	$15.1
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
CIT
During the first quarter of 2023, the Company initiated plans to exit its manufacturing operations in Lugano, Switzerland, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take an additional twelve to fifteen months to complete. During the three and six months ended June 30, 2023, exit and disposal costs totaled $1.1 million and $1.6 million, respectively, primarily for employee termination benefit costs. Total exit and disposal costs are expected to approximate $6.2 million, with approximately $4.6 million costs remaining to be incurred, primarily in 2023.
The Company has substantially completed its plan to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its other existing facilities in North America for cumulative exit and disposal costs of $5.5 million. During the six months ended June 30, 2023, project costs totaled $1.0 million, primarily for relocation expenses and employee termination benefit costs.
Consolidated Summary
The Company's exit and disposal costs by activity follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee severance and benefit arrangements	$1.0	$0.2	$2.7	$1.3
Accelerated depreciation and impairments	0.1	0.7	1.5	1.3
Relocation costs	—	—	0.3	—
Facility cleanup costs	0.2	0.1	0.2	0.2
Lease termination costs	—	—	—	0.1
Other restructuring costs	0.4	0.1	1.1	0.4
Total exit and disposal costs	$1.7	$1.1	$5.8	$3.3
The Company's exit and disposal costs by segment follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Carlisle Interconnect Technologies	$1.1	$1.1	$2.9	$3.0
Carlisle Weatherproofing Technologies	0.5	—	2.7	0.3
Carlisle Construction Materials	0.1	—	0.2	—
Total exit and disposal costs	$1.7	$1.1	$5.8	$3.3

The Company's exit and disposal costs by financial statement line item follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$1.4	$1.0	$5.4	$2.9
Selling and administrative expenses	0.1	0.1	0.2	0.4
Other operating expense, net	0.2	—	0.2	—
Total exit and disposal costs	$1.7	$1.1	$5.8	$3.3
The Company's change in exit and disposal activities liability follows:

(in millions)	2023	2022
Balance as of January 1,	$1.5	$6.3
Charges	5.8	3.3
Settlements	(7.1)	(8.1)
Balance as of June 30,	$0.2	$1.5
The liability of $0.2 million as of June 30, 2023, primarily relates to employee severance and benefit arrangements and is included in accrued and other current liabilities.
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2023, was 22.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $3.4 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the six months ended June 30, 2022, was 23.6%.
Note 10—Inventories, net

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$218.4	$292.0
Work-in-process	79.9	88.2
Finished goods	330.7	311.2
Reserves	(29.8)	(32.0)
Inventories, net	$599.2	$659.4
Note 11—Accrued and Other Current Liabilities

(in millions)	June 30, 2023	December 31, 2022
Compensation and benefits	$81.9	$114.0
Customer incentives	67.9	126.3
Standard product warranties	24.9	25.2
Income and other accrued taxes	19.1	12.2
Other accrued liabilities	69.4	66.8
Accrued and other current liabilities	$263.2	$344.5
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems and high-performance cables and assemblies. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2023	2022
Balance as of January 1	$25.2	$26.2
Provision	6.7	4.7
Claims	(7.1)	(5.9)
Foreign exchange	0.1	(0.4)
Balance as of June 30	$24.9	$24.6
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
2.20% Notes due 2032	$550.0	$550.0	$427.5	$417.5
2.75% Notes due 2030	750.0	750.0	632.9	622.3
3.75% Notes due 2027	600.0	600.0	569.0	557.4
3.50% Notes due 2024	400.0	400.0	386.4	386.9
0.55% Notes due 2023	300.0	300.0	297.4	290.7
Unamortized discount, debt issuance costs and other	(15.8)	(17.1)
Total long term-debt	2,584.2	2,582.9
Less: current portion of debt	302.0	301.7
Long term-debt, less current portion	$2,282.2	$2,281.2
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
On June 15, 2023, the Company entered into a second amendment to the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility") administered by JPMorgan Chase Bank, N.A. to implement, effective as of July 1, 2023, a replacement of the benchmark interest rates following the cessation of certain LIBOR rates. The benchmark rate for loans denominated in (i) U.S. dollars is Term SOFR, (ii) Canadian dollars is CDOR, (iii) sterling is SONIA, (iv) euros is EURIBOR and (v) yen is TIBOR.
During the six months ended June 30, 2023, there were no borrowings or repayments under the Facility. As of June 30, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of June 30, 2023 and December 31, 2022.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2023 and December 31, 2022, the Company had $15.9 million and $15.8 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $94.1 million was available for use as of June 30, 2023.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$0.6	$0.6	$1.1	$1.2
Interest cost	1.5	0.8	3.1	1.6
Expected return on plan assets	(2.1)	(2.4)	(4.1)	(4.8)
Amortization of unrecognized loss(1)	0.4	1.2	0.7	2.5
Settlement expense	—	0.5	—	0.9
Net periodic benefit cost	$0.4	$0.7	$0.8	$1.4
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.1) million and $(0.2) million for the three and six months ended June 30, 2023, respectively, and $(0.3) million and $(0.6) million for the three and six months ended June 30, 2022, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	June 30, 2023		December 31, 2022
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$(1.3)	$127.2	$0.7	$87.9
Non-designated hedges	(0.5)	87.1	(0.2)	110.1
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and six months ended June 30, 2023 and 2022. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and six months ended June 30, 2023 and 2022, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company had $4.2 million and $4.0 million of cash, respectively, and $10.8 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of June 30, 2023 and December 31, 2022, the Company had $19.6 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of June 30, 2023, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to the 2022 Annual Report on Form 10-K for the Company's accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may incur expenses for indemnity and defense costs and recognize income from insurance recoveries in different periods, as such recoveries are recorded only if and when it becomes probable that such costs will be covered by insurance.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions for more energy efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases. We are also a leading provider of products to the aerospace and medical technologies markets through our Carlisle Interconnect Technologies ("CIT") business segments.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
The second quarter proved to be a nice recovery story for us at Carlisle with greater evidence of our collective efforts to improve earnings and create value for all stakeholders. Our teams continue to provide compelling energy-efficient solutions to building owners and improve upon Carlisle's leadership position as the manufacturer of choice to contractors and our distribution partners. Despite the channel destocking activity in the second quarter, our teams collectively drove excellent profitability from a combination of price discipline, cost management and efficiency gains through the Carlisle Operating System ("COS").
We continue to see strong underlying demand for our building products, particularly in non-residential construction markets. New construction is buoyed by growth in manufacturing construction projects and government-funded activity. Notably, CCM generates two-thirds of its revenue from non-discretionary re-roofing demand that provides sustainable growth runway. Contractor backlogs remain strong, and new products that remove labor from the job site are strongly desired. That said, rising interest rates, concerns of an economic slowdown, weather disruptions and labor constraints are watch items that may hinder construction activity.

The CWT team continues to demonstrate outstanding performance by driving operational efficiencies, pricing to value, and executing its multi-pronged commercial and operational integration. Despite year-over-year volume declines in residential markets, the team achieved a remarkable 390 basis points of adjusted EBITDA margin expansion to 22.5% in the second quarter.

CIT continues to benefit from healthy aerospace demand while reaping benefits from past restructuring actions. With its position as a leading aerospace components supplier, CIT is poised to leverage increasing aircraft production rates of both Boeing and Airbus. Additionally, CIT is improving the profitability of its medical and industrial platforms through customer and product line rationalization, as well as enhanced efficiencies through COS. The CIT team drove impressive adjusted EBITDA margin expansion of 520 basis points year-over-year to 17.9% in the second quarter, and we expect significant year-over-year margin improvement for the full year 2023 and beyond.

In line with our strategy to 'pivot' to a pure-play premier building products company, we signed a definitive agreement to sell Carlisle Fluid Technologies for $520 million. This move represents a significant step forward in our efforts to build a diversified portfolio of premier energy-efficient building envelope solutions and demonstrates our commitment to be superior capital allocators.

In the first six months of 2023, we used cash generated from operations to return $77.2 million to stockholders in the form of cash dividends and repurchased $250.0 million of shares, adding to our cumulative share repurchases since 2017 of over $2.4 billion. As of June 30, 2023, we had 2.3 million shares available for repurchase under our share repurchase program. We also invested $70.1 million into our businesses in the form of capital expenditures to drive innovation and the Carlisle Experience.
Vision 2025 continues to provide Carlisle clear direction. We have stayed the course on our strategy to leverage above-average organic growth in our markets and optimize our business portfolio. This continues to drive higher margins, higher returns, and greater earnings power for Carlisle in an accelerated timeframe. While the pillars of

Vision 2025 are still very much in place, we continue to work on our new strategic plan, Vision 2030, and intend to share in greater detail our path to further value creation for all our stakeholders by the end of the year.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2023	2022	2023	2022
Revenues	$1,525.9	$1,774.9	$2,632.0	$3,200.1
Operating income	$327.6	$403.6	$458.2	$676.2
Operating margin	21.5%	22.7%	17.4%	21.1%
Income from continuing operations	$241.5	$290.8	$333.3	$481.2
(Loss) income from discontinued operations	$(46.9)	$10.7	$(37.0)	$13.9
Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.71	$5.52	$6.47	$9.11
(Loss) income from discontinued operations	$(0.92)	$0.21	$(0.72)	$0.26

Adjusted EBITDA(1)	$385.4	$460.2	$583.7	$794.4
Adjusted EBITDA margin(1)	25.3%	25.9%	22.2%	24.8%
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
Revenues decreased in the second quarter and the first six months of 2023 primarily reflecting lower sales in the construction end market of our CCM and CWT segments, as distributors continued to adjust inventory to pre-pandemic levels, which was prolonged by inclement weather conditions and uncertainty caused by higher interest rates. Lower construction sales were partially offset by higher sales in the aerospace end market of our CIT segment, as original equipment manufacturers continued to increase the build rate towards pre-pandemic levels.
The decrease in operating margin percentage in the second quarter and the first six months of 2023 primarily reflected lower sales at our CCM segment.
Diluted earnings per share from continuing operations decreased in the second quarter and the first six months of 2023 primarily reflecting lower operating income performance ($1.10 per share in the second quarter and $3.15 per share for the first six months of 2023) partially offset by lower interest expense and higher interest income ($0.11 per share in the second quarter and $0.23 per share for the first six months of 2023), reduced average shares outstanding ($0.13 per share in the second quarter and $0.16 per share for the first six months of 2023) and a lower effective tax rate ($0.03 per share in the second quarter and $0.06 per share for the first six months of 2023).
We generated $370.7 million in operating cash flow in the first six months of 2023 and utilized cash on hand and cash provided by operations to return capital to stockholders through share repurchases and dividends, and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2023	2022	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended June 30	$1,525.9	$1,774.9	$(249.0)	(14.0)%	(13.9)%	—%	(0.1)%
Six months ended June 30	$2,632.0	$3,200.1	$(568.1)	(17.8)%	(17.5)%	—%	(0.3)%
Revenues decreased in the second quarter and the first six months of 2023 primarily reflecting lower sales in our construction end markets of $222.3 million and $553.3 million, respectively, as distributors continued to adjust inventory to pre-pandemic levels, which was prolonged by inclement weather conditions and uncertainty caused by higher interest rates. Lower construction sales were partially offset by higher sales in the aerospace end market of $19.0 million and $46.8 million, in the second quarter and the first six months of 2023, respectively, as original equipment manufacturers continued to increase their build rate towards pre-pandemic levels.

Gross Margin

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Gross margin	$530.2	$604.8	$(74.6)	(12.3)%	$846.7	$1,069.9	$(223.2)	(20.9)%
Gross margin percentage	34.7%	34.1%			32.2%	33.4%
Depreciation and amortization	$22.3	$23.8			$45.0	$48.7
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the second quarter of 2023, driven by lower cost of raw materials. Also included in cost of goods sold were exit and disposal costs totaling $1.4 million for the second quarter of 2023, primarily at CIT and CWT attributable to our restructuring initiatives, compared with $1.0 million for the second quarter of 2022.
Gross margin percentage decreased in the first six months of 2023, driven by lower sales. Also included in cost of goods sold were exit and disposal costs totaling $5.4 million for the first six months of 2023, primarily at CIT and CWT attributable to our restructuring initiatives, compared with $2.9 million for the first six months of 2022. Refer to Note 8 for further information on exit and disposal activities.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Selling and administrative expenses	$189.5	$192.0	$(2.5)	(1.3)%	$360.0	$376.0	$(16.0)	(4.3)%
As a percentage of revenues	12.4%	10.8%			13.7%	11.7%
Depreciation and amortization	$32.5	$32.8			$64.8	$66.5
The decrease in selling and administrative expenses in the second quarter and the first six months of 2023 primarily reflected lower commissions expense as a result of lower sales. Also included in selling and administrative expenses were exit and disposal costs totaling $0.1 million for the second quarter of 2023 and 2022, and $0.2 million and $0.4 million for the first six months of 2023 and 2022, respectively. Refer to Note 8 for further information on exit and disposal activities.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Research and development expenses	$13.1	$11.0	$2.1	19.1%	$26.8	$21.2	$5.6	26.4%
As a percentage of revenues	0.9%	0.6%			1.0%	0.7%
Depreciation and amortization	$0.5	$0.7			$1.0	$1.1
Research and development expenses were higher in the second quarter and the first six months of 2023, primarily reflecting higher new product development expenses at our CCM segment ($1.5 million in the second quarter and $3.6 million for the first six months of 2023) and CIT segment ($0.3 million in the second quarter and $1.5 million for the first six months of 2023).
Other Operating (Income) Expense, net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Other operating (income) expense, net	$—	$(1.8)	$1.8	NM	$1.7	$(3.5)	$5.2	NM
The change in other operating (income) expense, net in the second quarter of 2023 primarily reflected an increase in legal settlements of $1.4 million and fixed asset impairments of $1.3 million, partially offset by an increase in income from the sale of fixed assets of $1.3 million.
The change in other operating (income) expense, net in the first six months of 2023 primarily reflected an increase in the loss on sale of fixed assets of $2.5 million, an increase in legal settlements of $1.4 million and fixed asset impairments of $1.3 million.

Operating Income

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Operating income	$327.6	$403.6	$(76.0)	(18.8)%	$458.2	$676.2	$(218.0)	(32.2)%
Operating margin percentage	21.5%	22.7%			17.4%	21.1%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Interest expense, net	$18.8	$22.5	$(3.7)	(16.4)%	$37.6	$45.0	$(7.4)	(16.4)%
Interest expense, net of capitalized interest, decreased in the second quarter and the first six months of 2023 primarily reflecting lower long-term debt balances associated with the redemption of $350.0 million of our 3.75% unsecured senior notes in October 2022. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Interest income	$(4.5)	$(0.6)	$(3.9)	NM	$(9.1)	$(0.8)	$(8.3)	NM
Interest income increased during the second quarter and the first six months of 2023 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating Expense (Income), net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Other non-operating expense (income), net	$0.2	$2.3	$(2.1)	NM	$(1.1)	$2.5	$(3.6)	NM
Other non-operating expense (income), net, decreased in the second quarter of 2023 and the first six months of 2023 primarily reflecting unrealized gains on Rabbi Trust investments, compared with unrealized losses in the 2022 periods.
Income Taxes

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Provision for income taxes	$71.6	$88.6	$(17.0)	(19.2)%	$97.5	$148.3	$(50.8)	(34.3)%
Effective tax rate	22.9%	23.4%			22.6%	23.6%
The effective income tax rate on continuing operations for the first six months of 2023 was 22.6%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $3.4 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first six months of 2022 was 23.6%.

(Loss) Income from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
(Loss) income from discontinued operations before taxes	$(62.3)	$11.7	$(74.0)	NM	$(51.4)	$15.6	$(67.0)	NM
(Benefit from) provision for income taxes	(15.4)	1.0			(14.4)	1.7
(Loss) income from discontinued operations	$(46.9)	$10.7			$(37.0)	$13.9
Loss from discontinued operations for the second quarter and the first six months of 2023 primarily reflects a goodwill impairment of $24.8 million and loss on classification to held for sale of $50.8 million, partially offset by operating results from CFT product lines.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$947.5	$1,113.4	$(165.9)	(14.9)%	(14.9)%	—%	—%
Operating income	$280.7	$358.9	$(78.2)	(21.8)%
Operating margin	29.6%	32.2%
Adjusted EBITDA(1)	$295.7	$371.3	$(75.6)	(20.4)%
Adjusted EBITDA margin(1)	31.2%	33.3%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$1,523.5	$1,994.5	$(471.0)	(23.6)%	(23.4)%	—%	(0.2)%
Operating income	$403.1	$620.0	$(216.9)	(35.0)%
Operating margin	26.5%	31.1%
Adjusted EBITDA(1)	$432.5	$646.6	$(214.1)	(33.1)%
Adjusted EBITDA margin(1)	28.4%	32.4%
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
CCM’s revenue decreased in the second quarter and the first six months of 2023 primarily reflecting lower volumes as distributors continued destocking into the second quarter, which was prolonged by inclement weather conditions during the first half of the year. CCM’s operating margin and adjusted EBITDA margin decrease in the second quarter and the first six months of 2023 primarily reflected higher per unit cost as a result of lower volumes.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$359.5	$448.9	$(89.4)	(19.9)%	(19.6)%	—%	(0.3)%
Operating income	$59.5	$59.0	$0.5	0.8%
Operating margin	16.6%	13.1%
Adjusted EBITDA(1)	$80.8	$83.5	$(2.7)	(3.2)%
Adjusted EBITDA margin(1)	22.5%	18.6%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$676.1	$808.0	$(131.9)	(16.3)%	(15.9)%	—%	(0.4)%
Operating income	$83.6	$96.5	$(12.9)	(13.4)%
Operating margin	12.4%	11.9%
Adjusted EBITDA(1)	$134.7	$146.6	$(11.9)	(8.1)%
Adjusted EBITDA margin(1)	19.9%	18.1%
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
CWT’s revenue decreased in the second quarter and the first six months of 2023 primarily reflecting lower volumes from a slowdown in residential construction. CWT’s operating margin increase in the second quarter and the first six months of 2023 primarily reflected efficiencies gained through targeted restructuring, automated manufacturing, and realized synergies from the acquisition of ASP Henry Holdings, Inc. on September 1, 2021.
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
During the first quarter of 2023, the Company initiated plans to exit its manufacturing operations in Lugano, Switzerland, and relocate the majority of those operations to its existing facilities in North America. The project is estimated to take an additional twelve to fifteen months to complete. During the second quarter and for the six months ended June 30, 2023, project costs totaled $1.3 million and $1.8 million, respectively, primarily for employee termination benefit costs. Total project costs are expected to approximate $6.8 million, with approximately $5.0 million costs remaining to be incurred, primarily in 2023.
The Company has substantially completed its plan to exit its manufacturing operations in Carlsbad, California, and relocate the majority of those operations to its existing facilities in North America for cumulative project costs of approximately $7.2 million.

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$218.9	$212.6	$6.3	3.0%	3.2%	—%	(0.2)%
Operating income	$19.7	$7.9	$11.8	149.4%
Operating margin	9.0%	3.7%
Adjusted EBITDA(1)	$39.2	$27.0	$12.2	45.2%
Adjusted EBITDA margin(1)	17.9%	12.7%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$432.4	$397.6	$34.8	8.8%	9.0%	—%	(0.2)%
Operating income	$30.6	$5.4	$25.2	466.7%
Operating margin	7.1%	1.4%
Adjusted EBITDA(1)	$69.7	$45.4	$24.3	53.5%
Adjusted EBITDA margin(1)	16.1%	11.4%
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
CIT’s revenue increase in the second quarter and the first six months of 2023 primarily reflected increased sales in the aerospace market of $19.0 million and $46.8 million, respectively. The increase in revenues was partially offset by decreased sales in the medical market of $13.2 million and $12.0 million, in the second quarter and the first six months of 2023, respectively. CIT’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2023 primarily reflected savings from restructuring initiatives.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2023	December 31, 2022
Europe	$20.4	$19.7
North America (excluding U.S.)	17.9	25.9
China	10.6	4.2
Asia Pacific (excluding China)	21.6	11.2
International cash and cash equivalents	70.5	61.0
U.S. cash and cash equivalents	308.8	327.7
Total cash and cash equivalents	$379.3	$388.7
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
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada and China, we may be subject to withholding taxes, and as such we have accrued $7.6 million in anticipation of those taxes as of June 30, 2023.
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

Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$370.7	$223.5
Net cash (used in) provided by investing activities	(55.9)	36.9
Net cash used in financing activities	(327.1)	(229.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	(1.7)
Change in cash and cash equivalents	$(11.5)	$28.8
Operating Activities
We generated operating cash flows of $370.7 million for the first six months of 2023 (including working capital uses of $87.0 million), compared with $223.5 million for the first six months of 2022 (including working capital uses of $415.8 million). Higher operating cash flows of $147.2 million for the first six months of 2023 primarily reflected lower working capital uses of $328.8 million related to a decrease in accounts receivable of $175.7 million from collections and lower inventory investment of $243.9 million, partially offset by a reduction in accounts payable of $74.7 million and accrued expenses of $61.2 million, and lower income from continuing operations of $147.9 million.
Investing Activities
Cash used in investing activities of $55.9 million for the first six months of 2023 primarily reflected capital expenditures of $70.1 million, partially offset by proceeds from the sale of equipment of $14.0 million. Cash provided by investing activities of $36.9 million for the first six months of 2022 primarily reflected the proceeds of the contingent consideration from the earn out payment and sale of real estate associated with the 2021 sale of CBF of $132.0 million and proceeds from investment in securities of $10.3 million, partially offset by capital expenditures of $82.7 million and the acquisition of MBTechnology for $24.7 million.
Financing Activities
Cash used in financing activities of $327.1 million in the first six months of 2023 primarily reflected share repurchases of $250.0 million and cash dividend payments of $77.2 million, reflecting the increased quarterly dividend of $0.75 per share. Cash used in financing activities of $229.9 million during the first six months of 2022 primarily reflected share repurchases of $175.0 million and cash dividend payments of $56.7 million.
Debt Instruments
Revolving Credit Facility
On June 15, 2023, the Company entered into a second amendment to the Facility administered by JPMorgan Chase Bank, N.A. to implement, effective as of July 1, 2023, a replacement of the benchmark interest rates following the cessation of certain LIBOR rates. The benchmark rate for loans denominated in (i) U.S. dollars is Term SOFR, (ii) Canadian dollars is CDOR, (iii) sterling is SONIA, (iv) euros is EURIBOR and (v) yen is TIBOR.
During the six months ended June 30, 2023, we had no borrowings or repayments under the Facility. As of June 30, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2023 and December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2022	2023	2022
Net income (GAAP)	$194.6	$301.5	$296.3	$495.1
Less: (loss) income from discontinued operations (GAAP)	(46.9)	10.7	(37.0)	13.9
Income from continuing operations (GAAP)	241.5	290.8	333.3	481.2
Provision for income taxes	71.6	88.6	97.5	148.3
Interest expense, net	18.8	22.5	37.6	45.0
Interest income	(4.5)	(0.6)	(9.1)	(0.8)
EBIT	327.4	401.3	459.3	673.7
Exit and disposal, and facility rationalization costs	2.0	0.7	6.5	2.8
Inventory step-up amortization and transaction costs	—	0.8	1.6	0.8
Impairment charges	0.4	—	1.3	0.2
(Gains) losses from acquisitions and disposals	(1.3)	0.1	2.7	0.3
Losses from insurance	—	—	—	0.3
Losses from litigation	1.6	—	1.5	—
Total non-comparable items	2.7	1.6	13.6	4.4
Adjusted EBIT	330.1	402.9	472.9	678.1
Depreciation	21.8	22.6	43.8	45.1
Amortization	33.5	34.7	67.0	71.2
Adjusted EBITDA	$385.4	$460.2	$583.7	$794.4
Divided by:
Total revenues	$1,525.9	$1,774.9	$2,632.0	$3,200.1
Adjusted EBITDA margin	25.3%	25.9%	22.2%	24.8%

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	CIT	Corporate and unallocated
Operating income (loss) (GAAP)	$280.7	$59.5	$19.7	$(32.3)
Non-operating (income) expense, net(1)	(0.2)	0.4	0.5	(0.5)
EBIT	280.9	59.1	19.2	(31.8)
Exit and disposal, and facility rationalization costs	—	0.5	1.5	—
Impairment charges	—	0.4	—	—
(Gains) losses from acquisitions and disposals	(0.1)	(1.2)	0.1	(0.1)
Losses from litigation	—	—	1.5	0.1
Total non-comparable items	(0.1)	(0.3)	3.1	—
Adjusted EBIT	280.8	58.8	22.3	(31.8)
Depreciation	10.8	4.3	5.8	0.9
Amortization	4.1	17.7	11.1	0.6
Adjusted EBITDA	$295.7	$80.8	$39.2	$(30.3)
Divided by:
Total revenues	$947.5	$359.5	$218.9	$—
Adjusted EBITDA margin	31.2%	22.5%	17.9%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended June 30, 2022
(in millions)	CCM	CWT	CIT	Corporate and unallocated
Operating income (loss) (GAAP)	$358.9	$59.0	$7.9	$(22.2)
Non-operating expense (income), net(1)	0.9	0.1	(0.3)	1.6
EBIT	358.0	58.9	8.2	(23.8)
Exit and disposal, and facility rationalization costs	—	—	0.7	—
Inventory step-up amortization and transaction costs	—	0.1	—	0.7
(Gains) losses from acquisitions and disposals	(0.1)	—	0.2	—
(Gains) losses from litigation	—	—	(0.1)	0.1
Total non-comparable items	(0.1)	0.1	0.8	0.8
Adjusted EBIT	357.9	59.0	9.0	(23.0)
Depreciation	9.3	6.4	6.1	0.8
Amortization	4.1	18.1	11.9	0.6
Adjusted EBITDA	$371.3	$83.5	$27.0	$(21.6)
Divided by:
Total revenues	$1,113.4	$448.9	$212.6	$—
Adjusted EBITDA margin	33.3%	18.6%	12.7%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2023
(in millions, except percentages)	CCM	CWT	CIT	Corporate and unallocated
Operating income (loss) (GAAP)	$403.1	$83.6	$30.6	$(59.1)
Non-operating (income) expense, net(1)	(0.3)	0.2	0.4	(1.4)
EBIT	403.4	83.4	30.2	(57.7)
Exit and disposal, and facility rationalization costs	0.1	2.7	3.7	—
Inventory step-up amortization and transaction costs	—	—	—	1.6
Impairment charges	—	1.3	—	—
(Gains) losses from acquisitions and disposals	(0.3)	2.9	0.2	(0.1)
Losses (gains) from litigation	—	—	1.6	(0.1)
Total non-comparable items	(0.2)	6.9	5.5	1.4
Adjusted EBIT	403.2	90.3	35.7	(56.3)
Depreciation	21.1	9.1	11.7	1.9
Amortization	8.2	35.3	22.3	1.2
Adjusted EBITDA	$432.5	$134.7	$69.7	$(53.2)
Divided by:
Total revenues	$1,523.5	$676.1	$432.4	$—
Adjusted EBITDA margin	28.4%	19.9%	16.1%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2022
(in millions, except percentages)	CCM	CWT	CIT	Corporate and unallocated
Operating income (loss) (GAAP)	$620.0	$96.5	$5.4	$(45.7)
Non-operating expense (income), net(1)	0.9	0.2	(0.8)	2.2
EBIT	619.1	96.3	6.2	(47.9)
Exit and disposal, and facility rationalization costs	—	0.1	2.7	—
Inventory step-up amortization and transaction costs	—	—	—	0.8
Impairment charges	—	0.2	—	—
(Gains) losses from acquisitions and disposals	(0.1)	—	0.4	—
Losses from insurance	—	0.3	—	—
(Gains) losses from litigation	—	—	(0.1)	0.1
Total non-comparable items	(0.1)	0.6	3.0	0.9
Adjusted EBIT	619.0	96.9	9.2	(47.0)
Depreciation	18.5	12.7	12.2	1.7
Amortization	9.1	37.0	24.0	1.1
Adjusted EBITDA	$646.6	$146.6	$45.4	$(44.2)
Divided by:
Total revenues	$1,994.5	$808.0	$397.6	$—
Adjusted EBITDA margin	32.4%	18.1%	11.4%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

Outlook
Our expectations for segment and total revenues for 2023, compared to 2022 follow:

	2023 Revenue	Primary Drivers
CCM	Low teens decline	•Challenging year-over-year comparisons; channel destocking in 2023 •Project delays due to weather; limited contractor labor constraining recovery •Contractor backlog remains strong
CWT	Low teens decline	•Headwinds in residential markets •Partially offset by channel penetration, steady commercial and R&R demand •Exit of rubber business
CIT	Mid single-digit growth	•Growing demand in commercial aerospace markets •Lower sales in medical markets •Positive pricing
Total Carlisle	Low double-digit decline
For the year 2023, we expect:
•Corporate expenses of approximately $115 million to $120 million;
•Depreciation and amortization expense of approximately $230 million;
•Capital expenditures of approximately $175 million to $200 million;
•Interest expense, net of interest income, of approximately $60 million; and
•Base tax rate of approximately 23% to 24%.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2023. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of June 30, 2023, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the second quarter of 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2023:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	—	$—	—	3.2
May	0.5	211.81	0.5	2.7
June	0.4	232.82	0.4	2.3
Total	0.9		0.9
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2023, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
2.1	Equity Purchase Agreement, dated June 14, 2023, by and among Carlisle Companies Incorporated, Carlisle Intermediate Holdings, Inc., Carlisle, LLC, Carlisle International, LLC, Carlisle International Holdings Ltd, Carlisle Global II Limited, Carlisle Holdings GmbH and LSF12 Donnelly Bidco, LLC.		8-K	6/15/2023
10.1	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June, 15, 2023, by and among Carlisle Companies Incorporated, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	July 27, 2023	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer