Form 10-Q
period 2023-09-30
CARLISLE COMPANIES INC
filed 2023-10-27
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
On October 20, 2023, there were 48,683,404 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues	$1,259.8	$1,497.0	$3,459.4	$4,299.5

Cost of goods sold	793.7	982.5	2,244.9	2,789.0
Selling and administrative expenses	161.7	162.2	467.6	481.4
Research and development expenses	7.2	5.0	20.7	14.2
Other operating (income) expense, net	(2.7)	23.3	(3.0)	19.6
Operating income	299.9	324.0	729.2	995.3
Interest expense, net	19.4	22.6	57.0	67.6
Interest income	(3.6)	(2.9)	(12.5)	(3.6)
Other non-operating expense (income), net	0.6	1.9	(1.2)	5.2
Income from continuing operations before income taxes	283.5	302.4	685.9	926.1
Provision for income taxes	66.6	69.1	158.7	221.1
Income from continuing operations	216.9	233.3	527.2	705.0

Discontinued operations:
Income before income taxes	43.2	24.7	20.2	46.2
(Benefit from) provision for income taxes	(5.5)	3.3	(14.5)	1.4
Income from discontinued operations	48.7	21.4	34.7	44.8
Net income	$265.6	$254.7	$561.9	$749.8

Basic earnings per share attributable to common shares:
Income from continuing operations	$4.37	$4.49	$10.43	$13.55
Income from discontinued operations	0.98	0.41	0.69	0.85
Basic earnings per share	$5.35	$4.90	$11.12	$14.40

Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.32	$4.42	$10.32	$13.35
Income from discontinued operations	0.97	0.41	0.68	0.85
Diluted earnings per share	$5.29	$4.83	$11.00	$14.20

Average shares outstanding:
Basic	49.5	51.9	50.4	51.9
Diluted	50.1	52.6	51.0	52.6

Comprehensive income:
Net income	$265.6	$254.7	$561.9	$749.8
Other comprehensive income (loss):
Foreign currency losses	(15.8)	(46.5)	(1.7)	(83.8)
Amortization of unrecognized net periodic benefit costs, net of tax	0.2	1.0	0.8	3.0
Other, net of tax	0.1	(1.7)	(0.3)	(3.4)
Other comprehensive loss	(15.5)	(47.2)	(1.2)	(84.2)
Comprehensive income	$250.1	$207.5	$560.7	$665.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$108.0	$364.8
Receivables, net of allowance for credit losses of $5.0 million and $5.1 million, respectively	768.1	615.3
Inventories, net	394.8	518.0
Prepaid expenses	23.9	22.4
Other current assets	102.8	124.7
Assets held for sale	2,259.4	599.8
Total current assets	3,657.0	2,245.0

Property, plant, and equipment, net	627.2	602.0
Goodwill	1,177.8	1,177.6
Other intangible assets, net	1,262.7	1,327.5
Other long-term assets	91.3	97.9
Assets held for sale	—	1,772.0
Total assets	$6,816.0	$7,222.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328.4	$273.5
Current portion of debt	2.3	301.7
Accrued and other current liabilities	254.0	290.3
Contract liabilities	25.7	24.4
Liabilities held for sale	265.2	188.5
Total current liabilities	875.6	1,078.4

Long-term liabilities:
Long-term debt, less current portion	2,283.2	2,281.1
Contract liabilities	289.1	270.4
Other long-term liabilities	444.3	473.6
Liabilities held for sale	—	94.1
Total long-term liabilities	3,016.6	3,119.2

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 48.8 and 50.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	544.4	512.6
Treasury shares, at cost (29.6 and 27.5 shares, respectively)	(3,009.8)	(2,436.2)
Accumulated other comprehensive loss	(159.0)	(157.8)
Retained earnings	5,469.5	5,027.1
Total stockholders' equity	2,923.8	3,024.4
Total liabilities and equity	$6,816.0	$7,222.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities:
Net income	$561.9	$749.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation	66.9	72.7
Amortization	102.4	117.5
Lease expense	22.0	21.0
Stock-based compensation	36.4	21.4
Deferred taxes	(35.5)	(0.8)
Other operating activities, net	27.0	37.5
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(145.3)	(291.3)
Inventories	117.0	(223.4)
Contract assets	13.2	(12.3)
Prepaid expenses and other assets	48.8	32.0
Accounts payable	49.4	71.1
Accrued and other current liabilities	(39.6)	7.9
Contract liabilities	14.0	22.5
Other long-term liabilities	(26.2)	(37.0)
Net cash provided by operating activities	812.4	588.6

Investing activities:
Capital expenditures	(106.3)	(130.5)
Proceeds from sale of discontinued operation, net of cash disposed	—	132.0
Acquisitions, net of cash acquired	—	(24.7)
Investment in securities	0.9	10.3
Other investing activities, net	18.7	2.2
Net cash used in investing activities	(86.7)	(10.7)

Financing activities:
Repayment of notes	(300.0)	—
Borrowings from revolving credit facility	84.0	—
Repayments of revolving credit facility	(84.0)	—
Repurchases of common stock	(580.0)	(201.1)
Dividends paid	(119.3)	(95.6)
Proceeds from exercise of stock options	17.7	39.3
Withholding tax paid related to stock-based compensation	(10.4)	(13.3)
Other financing activities, net	(2.5)	(2.5)
Net cash used in financing activities	(994.5)	(273.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(3.7)
Change in cash and cash equivalents	(268.8)	301.0
Less: change in cash and cash equivalents of discontinued operations	(12.0)	7.3
Cash and cash equivalents at beginning of period	364.8	299.1
Cash and cash equivalents at end of period	$108.0	$592.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of June 30, 2022	51.5	$78.7	$490.9	$(142.2)	$4,676.1	26.9	$(2,228.4)	$2,875.1
Net income	—	—	—	—	254.7	—	—	254.7
Other comprehensive income, net of tax	—	—	—	(47.2)	—	—	—	(47.2)
Dividends - $0.75 per share	—	—	—	—	(39.1)	—	—	(39.1)
Repurchases of common stock	(0.1)	—	—	—	—	0.1	(30.2)	(30.2)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	11.7	—	—	(0.2)	16.7	28.4
Balance as of September 30, 2022	51.6	$78.7	$502.6	$(189.4)	$4,891.7	26.8	$(2,241.9)	$3,041.7

Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0
Net income	—	—	—	—	265.6	—	—	265.6
Other comprehensive loss, net of tax	—	—	—	(15.5)	—	—	—	(15.5)
Dividends - $0.85 per share	—	—	—	—	(42.2)	—	—	(42.2)
Repurchases of common stock	(1.2)	—	—	—	—	1.2	(333.2)	(333.2)
Issuances and deferrals, net for stock based compensation(1)	—	—	12.8	—	—	—	4.3	17.1
Balance as of September 30, 2023	48.8	$78.7	$544.4	$(159.0)	$5,469.5	29.6	$(3,009.8)	$2,923.8
(1)Issuances and deferrals, net for stock-based compensation, reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	749.8	—	—	749.8
Other comprehensive loss, net of tax	—	—	—	(84.2)	—	—	—	(84.2)
Dividends - $1.83 per share	—	—	—	—	(95.8)	—	—	(95.8)
Repurchases of common stock	(0.8)	—	—	—	—	0.8	(205.2)	(205.2)
Issuances and deferrals, net for stock-based compensation(1)	0.4	—	21.1	—	—	(0.4)	26.5	47.6
Balance as of September 30, 2022	51.6	$78.7	$502.6	$(189.4)	$4,891.7	26.8	$(2,241.9)	$3,041.7

Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	561.9	—	—	561.9
Other comprehensive loss, net of tax	—	—	—	(1.2)	—	—	—	(1.2)
Dividends - $2.35 per share	—	—	—	—	(119.5)	—	—	(119.5)
Repurchases of common stock	(2.3)	—	—	—	—	2.3	(585.3)	(585.3)
Issuances and deferrals, net for stock-based compensation(1)	0.2	—	31.8	—	—	(0.2)	11.7	43.5
Balance as of September 30, 2023	48.8	$78.7	$544.4	$(159.0)	$5,469.5	29.6	$(3,009.8)	$2,923.8
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
Discontinued Operations
The results of operations for the Company's Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") segments have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale of CFT and CIT have been reclassified as held for sale for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 4 for additional information.
Note 2—Segment Information
The Company reports its results of operations through the following two segments, each of which represents a reportable segment as follows:
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

A summary of segment information follows:

	Three Months Ended September 30,
	2023		2022
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$914.0	$272.5	$1,090.3	$341.7
Carlisle Weatherproofing Technologies	345.8	58.8	406.7	9.6
Segment total	1,259.8	331.3	1,497.0	351.3
Corporate and unallocated(1)	—	(31.4)	—	(27.3)
Total	$1,259.8	$299.9	$1,497.0	$324.0

	Nine Months Ended September 30,
	2023		2022
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,437.5	$675.6	$3,084.8	$961.7
Carlisle Weatherproofing Technologies	1,021.9	142.4	1,214.7	106.1
Segment total	3,459.4	818.0	4,299.5	1,067.8
Corporate and unallocated(1)	—	(88.8)	—	(72.5)
Total	$3,459.4	$729.2	$4,299.5	$995.3
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
In the three months ended September 30, 2022 and for the period from February 1, 2022 to September 30, 2022, the related product lines contributed revenues of $3.4 million and $9.5 million, respectively, and operating income of $0.6 million and $0.7 million, respectively. The results of operations of MBTech are reported within the CWT segment.
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
Note 4—Discontinued Operations
On June 14, 2023, the Company signed a definitive agreement to sell CFT to an affiliate of Lone Star Funds for proceeds of $520 million at closing, subject to certain adjustments. On September 7, 2023, the Company announced that it commenced a process to sell CIT. The sale of CFT and CIT is consistent with the Company's pivot to a pure-play building products company employing a capital allocation approach to its highest returning businesses.

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

	Three Months Ended September 30, 2023
	CIT	CFT	Other	Total
Revenues	$218.2	$76.4	$—	$294.6

Cost of goods sold	162.7	42.4	—	205.1
Other operating expenses, net	30.2	17.2	—	47.4
Operating income	25.3	16.8	—	42.1
Other non-operating (income) expense, net	(0.2)	(0.7)	0.7	(0.2)
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	25.5	17.5	(0.7)	42.3
Loss (gain) from classification to held for sale(1)	2.7	(3.6)	—	(0.9)
Income (loss) from discontinued operations before income taxes	22.8	21.1	(0.7)	43.2
(Benefit from) provision for income taxes	(11.2)	5.4	0.3	(5.5)
Income (loss) from discontinued operations	$34.0	$15.7	$(1.0)	$48.7

	Three Months Ended September 30, 2022
	CIT	CFT	Other	Total
Revenues	$223.7	$73.4	$—	$297.1

Cost of goods sold	175.5	43.8	—	219.3
Other operating expenses, net	35.6	18.0	—	53.6
Operating income	12.6	11.6	—	24.2
Other non-operating (income) expense, net	(0.3)	(0.3)	0.1	(0.5)
Income (loss) from discontinued operations before income taxes	12.9	11.9	(0.1)	24.7
Provision for (benefit from) income taxes	0.5	2.4	0.4	3.3
Income (loss) from discontinued operations	$12.4	$9.5	$(0.5)	$21.4
(1)Includes the valuation allowance to reduce the carrying amount of the disposal group to its fair value less costs to sell and other transaction expenses incurred.

	Nine Months Ended September 30, 2023
	CIT	CFT	Other	Total
Revenues	$650.6	$227.1	$—	$877.7

Cost of goods sold	496.9	129.5	—	626.4
Impairment(2)	—	24.8	—	24.8
Other operating expenses, net	99.6	55.5	—	155.1
Operating income	54.1	17.3	—	71.4
Other non-operating expense (income), net	0.2	(0.2)	1.3	1.3
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	53.9	17.5	(1.3)	70.1
Loss from classification to held for sale(1)	2.7	47.2	—	49.9
Income (loss) from discontinued operations before income taxes	51.2	(29.7)	(1.3)	20.2
Benefit from income taxes	(5.8)	(7.0)	(1.7)	(14.5)
Income (loss) from discontinued operations	$57.0	$(22.7)	$0.4	$34.7

	Nine Months Ended September 30, 2022
	CIT	CFT	Other	Total
Revenues	$621.3	$216.5	$—	$837.8

Cost of goods sold	499.2	133.9	—	633.1
Other operating expenses, net	104.4	59.4	—	163.8
Operating income	17.7	23.2	—	40.9
Other non-operating income, net	(1.1)	(0.1)	(4.1)	(5.3)
Income from discontinued operations before income taxes	18.8	23.3	4.1	46.2
(Benefit from) provision for income taxes	(3.1)	4.9	(0.4)	1.4
Income from discontinued operations	$21.9	$18.4	$4.5	$44.8
(1)Includes the valuation allowance to reduce the carrying amount of the disposal group to its fair value less costs to sell and other transaction expenses incurred.
(2)In the second quarter of 2023, as a result of the anticipated sale of the CFT reporting unit, the Company evaluated the reporting unit for impairment and determined that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Accordingly, an impairment analysis was performed that resulted in a goodwill impairment charge of $24.8 million.
A summary of the carrying amounts of major assets and liabilities of CIT and CFT, which were classified as held for sale in the Condensed Consolidated Balance Sheets, follows:

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$23.2	$35.2
Receivables, net	203.7	213.8
Inventories	238.7	230.8
Prepaid other current assets	109.1	120.0
Valuation allowance(1)	(41.3)	—
Total current assets		599.8

Property, plant, and equipment, net	221.3	220.7
Goodwill, net	999.4	1,023.1
Other intangible assets, net	473.9	509.8
Other long-term assets	31.4	18.4
Total long-term assets		1,772.0
Total assets of the disposal group classified as held for sale(2)	$2,259.4	$2,371.8

LIABILITIES
Accounts payable	$85.2	$97.0
Accrued liabilities and other	88.1	91.5
Total current liabilities		188.5

Other long-term liabilities	91.9	94.1
Total long-term liabilities		94.1
Total liabilities of the disposal group classified as held for sale(2)	$265.2	$282.6
(1) The Company has recorded a contra asset to reflect the carrying amount of the CFT disposal group at its fair value less cost to sell.
(2) The assets and liabilities of the disposal group classified as held for sale are classified as current on the September 30, 2023 Condensed Consolidated Balance Sheet as it is probable that the sale will occur and proceeds will be collected within one year.

A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Nine Months Ended September 30, 2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$99.4	$50.7	$0.4	$150.5
Net cash used in investing activities	(17.4)	(1.6)	—	(19.0)
Net cash used in financing activities(1)	(87.1)	(56.0)	(0.4)	(143.5)
Change in cash and cash equivalents from discontinued operations	(5.1)	(6.9)	—	(12.0)
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$18.8	$4.4	$—	$23.2

	Nine Months Ended September 30, 2022
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$37.0	$11.6	$(2.6)	$46.0
Net cash (used in) provided by investing activities	(13.7)	(3.5)	132.0	114.8
Net cash used in financing activities(1)	(14.4)	(9.7)	(129.4)	(153.5)
Change in cash and cash equivalents from discontinued operations	8.9	(1.6)	—	7.3
Cash and cash equivalents from discontinued operations at beginning of period	14.6	10.7	—	25.3
Cash and cash equivalents from discontinued operations at end of period	$23.5	$9.1	$—	$32.6
(1)Represents (repayments) or borrowings from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
On August 2, 2021, the Company completed the sale of the equity interests and assets comprising its former Carlisle Brake & Friction ("CBF") segment for gross cash proceeds of (i) $250 million at closing, subject to certain adjustments, and (ii) the right to receive up to an additional $125 million based on CBF's achievement of certain performance targets. On February 23, 2022, the Company received $125 million in cash for the full amount of the contingent consideration.
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2023	2022	2023	2022
Income from continuing operations	$216.9	$233.3	$527.2	$705.0
Less: dividends declared	42.2	39.1	119.5	95.8
Undistributed earnings	174.7	194.2	407.7	609.2
Percent allocated to common stockholders (1)	99.8%	99.8%	99.8%	99.8%
Undistributed earnings allocated to common stockholders	174.3	193.7	406.7	607.7
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	42.1	39.0	119.3	95.6
Income from continuing operations attributable to common stockholders	$216.4	$232.7	$526.0	$703.3

Shares:
Basic weighted-average shares outstanding	49.5	51.9	50.4	51.9
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.2
Stock options	0.4	0.5	0.4	0.5
Diluted weighted-average shares outstanding	50.1	52.6	51.0	52.6

Per share income from continuing operations attributable to common shares:
Basic	$4.37	$4.49	$10.43	$13.55
Diluted	$4.32	$4.42	$10.32	$13.35

(1) Basic weighted-average shares outstanding	49.5	51.9	50.4	51.9
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	49.6	52.0	50.6	52.0
Percent allocated to common stockholders	99.8%	99.8%	99.8%	99.8%
To calculate earnings per share for income (loss) from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$48.6	$21.3	$34.7	$44.7
Net income attributable to common stockholders for basic and diluted earnings per share	264.9	254.1	560.5	748.0
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.6	—	0.7	0.1
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023, follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter
Extended service warranties	$6.6	$26.0	$25.1	$24.1	$23.1	$22.0	$187.9
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the nine months ended September 30, follows:

(in millions)	2023	2022
Balance as of January 1	$294.8	$273.3
Revenue recognized	(20.1)	(19.0)
Revenue deferred	40.1	32.5
Balance as of September 30	$314.8	$286.8
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$839.8	$127.2	$967.0
Residential	74.2	173.4	247.6
Total construction	914.0	300.6	1,214.6
Heavy equipment	—	26.2	26.2
General industrial and other	—	19.0	19.0
Total revenues	$914.0	$345.8	$1,259.8

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$1,007.1	$154.7	$1,161.8
Residential	83.2	198.3	281.5
Total construction	1,090.3	353.0	1,443.3
Heavy equipment	—	26.3	26.3
General industrial and other	—	27.4	27.4
Total revenues	$1,090.3	$406.7	$1,497.0

	Nine Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,235.7	$394.1	$2,629.8
Residential	201.8	491.4	693.2
Total construction	2,437.5	885.5	3,323.0
Heavy equipment	—	80.8	80.8
General industrial and other	—	55.6	55.6
Total revenues	$2,437.5	$1,021.9	$3,459.4

	Nine Months Ended September 30, 2022
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,847.9	$429.7	$3,277.6
Residential	236.9	590.5	827.4
Total construction	3,084.8	1,020.2	4,105.0
Heavy equipment	—	84.4	84.4
General industrial and other	—	110.1	110.1
Total revenues	$3,084.8	$1,214.7	$4,299.5
Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	Three Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
United States	$830.0	$305.4	$1,135.4
International:
Europe	52.1	4.3	56.4
North America (excluding U.S.)	24.1	29.9	54.0
Asia and Middle East	6.0	2.5	8.5
Africa	0.3	2.0	2.3
Other	1.5	1.7	3.2
Total international	84.0	40.4	124.4
Total revenues	$914.0	$345.8	$1,259.8

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	Total
United States	$1,005.4	$362.2	$1,367.6
International:
Europe	64.2	4.4	68.6
North America (excluding U.S.)	14.9	34.6	49.5
Asia and Middle East	3.3	3.2	6.5
Africa	0.2	0.9	1.1
Other	2.3	1.4	3.7
Total international	84.9	44.5	129.4
Total revenues	$1,090.3	$406.7	$1,497.0

	Nine Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
United States	$2,194.4	$903.5	$3,097.9
International:
Europe	156.9	14.3	171.2
North America (excluding U.S.)	67.3	87.3	154.6
Asia and Middle East	13.1	7.1	20.2
Africa	0.9	4.5	5.4
Other	4.9	5.2	10.1
Total international	243.1	118.4	361.5
Total revenues	$2,437.5	$1,021.9	$3,459.4

	Nine Months Ended September 30, 2022
(in millions)	CCM	CWT	Total
United States	$2,802.3	$1,084.5	$3,886.8
International:
Europe	186.9	14.9	201.8
North America (excluding U.S.)	75.1	98.7	173.8
Asia and Middle East	11.0	8.0	19.0
Africa	1.4	3.6	5.0
Other	8.1	5.0	13.1
Total international	282.5	130.2	412.7
Total revenues	$3,084.8	$1,214.7	$4,299.5
Note 7—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock option awards	$3.6	$1.6	$11.0	$5.7
Performance share awards	2.2	1.8	6.8	6.5
Restricted stock awards	1.8	1.1	6.6	5.6
Total stock-based compensation cost incurred	7.6	4.5	24.4	17.8
Capitalized cost during the period	(1.1)	—	(3.4)	—
Amortization of capitalized cost during the period	1.1	—	3.6	—
Total stock-based compensation expense	$7.6	$4.5	$24.6	$17.8
Note 8—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2023, was 23.1%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $1.8 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2022, was 23.9%.
Note 9—Inventories, net

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$128.6	$217.7
Work-in-process	17.9	28.0
Finished goods	257.2	281.2
Reserves	(8.9)	(8.9)
Inventories, net	$394.8	$518.0

Note 10—Accrued and Other Current Liabilities

(in millions)	September 30, 2023	December 31, 2022
Compensation and benefits	$66.0	$83.3
Customer incentives	93.7	122.9
Standard product warranties	23.4	25.2
Income and other accrued taxes	20.7	8.1
Other accrued liabilities	50.2	50.8
Accrued and other current liabilities	$254.0	$290.3
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the nine months ended September 30, follows:

(in millions)	2023	2022
Balance as of January 1	$25.2	$26.0
Provision	10.3	7.5
Claims	(12.0)	(8.3)
Foreign exchange	(0.1)	(0.8)
Balance at September 30,	$23.4	$24.4
Note 11—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
2.20% Notes due 2032	$550.0	$550.0	$416.5	$417.5
2.75% Notes due 2030	750.0	750.0	621.9	622.3
3.75% Notes due 2027	600.0	600.0	557.9	557.4
3.50% Notes due 2024	400.0	400.0	387.6	386.9
0.55% Notes due 2023	—	300.0	—	290.7
Unamortized discount, debt issuance costs and other	(14.5)	(17.2)
Total long term-debt	2,285.5	2,582.8
Less: current portion of debt	2.3	301.7
Long term-debt, less current portion	$2,283.2	$2,281.1
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
During the nine months ended September 30, 2023, borrowings and repayments under the Facility totaled $84.0 million with a weighted average interest rate of 6.61%. As of September 30, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.
Repayment of 0.55% Notes Due 2023
On September 1, 2023, the Company redeemed in full its outstanding $300.0 million aggregate principal amount of 0.55% unsecured senior notes due September 1, 2023 (the "2023 Notes"). The 2023 Notes were redeemed at the redemption price of $300.8 million, consisting of the principal amount of $300.0 million and $0.8 million of interest.

Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of September 30, 2023 and December 31, 2022.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2023 and December 31, 2022, the Company had $17.8 million and $15.8 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $92.2 million was available for use as of September 30, 2023.
Note 12—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$0.5	$0.6	$1.6	$1.8
Interest cost	1.6	0.8	4.7	2.4
Expected return on plan assets	(2.0)	(2.3)	(6.1)	(7.1)
Amortization of unrecognized loss(1)	0.3	1.2	1.0	3.7
Settlement expense	—	0.4	—	1.3
Net periodic benefit cost	$0.4	$0.7	$1.2	$2.1
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2023, respectively, and $(0.3) million and $(0.9) million for the three and nine months ended September 30, 2022, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating expense, net.
Note 13—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated hedges follows:

	September 30, 2023		December 31, 2022
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$—	$15.7	$0.7	$17.5
Non-designated hedges	0.3	51.4	(0.2)	49.1
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and nine months ended September 30, 2023 and 2022. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and nine months ended September 30, 2023 and 2022, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company had $4.3 million and $4.0 million of cash, respectively, and $10.6 million and $8.1 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of September 30, 2023 and December 31, 2022, the Company had $19.7 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
Note 14—Commitments and Contingencies
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of September 30, 2023, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.

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
Note 15—Subsequent Events
On October 2, 2023, the Company completed the sale of CFT to an affiliate of Lone Star Funds for gross cash proceeds of $520 million at closing, subject to certain adjustments.
On October 11, 2023, the Company entered into a definitive agreement to acquire select assets of Polar Industries, Inc., Fox Transport, Inc., and LRH, LLC (collectively "Polar"), a leading manufacturer of high performance, energy efficient expanded polystyrene insulation materials, for $36.0 million. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2023. The results of operations of the acquired business will be reported within the CWT segment upon the close of the acquisition.

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
Executive Overview
The third quarter marked a significant milestone in Carlisle’s 105-year history. With CIT being reclassified to discontinued operations, we have effectively completed our restructuring of the Carlisle portfolio of businesses, with what we have referred to as the “Pivot”, and become a pure-play building products company.
In 2021, we made the strategic decision, as superior capital allocators, to focus our investments into our highest returning building products businesses. Our history of supplying premium products for the building envelope, experience in the construction markets, and deep understanding of the future drivers for this industry led us to believe that a pivot towards a more simplified and streamlined building products portfolio would provide our shareholders with the highest returns. We are also convinced that our new focus will reward our employees, customers and communities in many ways. We believe our strategic initiatives will leverage significant and positive trends in greenhouse gas reduction, support increased energy efficiency and demand for “green” products, especially ones that require less labor to install and less waste to produce.
The third quarter results reinforced our conviction that a focused building products portfolio is the correct strategic path forward. Our building products portfolio demonstrated our resilience and ability to deliver superior returns in a challenging environment. We are pleased by the Carlisle team’s strong margin results, achieving an operating margin of 23.8% and an adjusted EBITDA margin of 27.0% for the third quarter of 2023. This is a testament to our ability to sustain strong margins throughout economic cycles, and is a reflection of our team's unwavering dedication to providing the Carlisle Experience to end users and our commitment to continuous improvement through the Carlisle Operating System ("COS").
In the first nine months of 2023, we used cash generated from operations to return $119.3 million to stockholders in the form of cash dividends and repurchased $580.0 million of shares, adding to our cumulative share repurchases since 2017 of nearly $2.8 billion. As of September 30, 2023, we had 8.6 million shares available for repurchase under our share repurchase program. We also invested $106.3 million into our businesses in the form of capital expenditures to drive innovation and the Carlisle Experience.
Looking ahead to the fourth quarter, we acknowledge the headwinds that are present in the residential and non-residential construction markets, posed by the Federal Reserve’s tightening actions and a desire to reduce inflation. However, we remain confident in our long-term vision and strategies, and our strong positioning within the building products industry. Both CCM and CWT are poised to capitalize on the growing demand for green building solutions and energy-efficient systems, as well as the increasing need for innovative products that simplify installation processes and reduce labor costs.
Our Vision 2025 strategy has provided us with a clear direction, forming a solid foundation that has produced excellent results. With Vision 2025 largely complete, and the Pivot effectively finished, we now turn to Vision 2030, a strategic vision that will continue to build upon Vision 2025, but with a focus on building products. Vision 2030 will be released in December of 2023 and will provide comprehensive details about our path to further value creation for all our stakeholders. We are excited about the future of Carlisle, the many opportunities for continued growth and a strong path forward.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2023	2022	2023	2022
Revenues	$1,259.8	$1,497.0	$3,459.4	$4,299.5
Operating income	$299.9	$324.0	$729.2	$995.3
Operating margin	23.8%	21.6%	21.1%	23.1%
Income from continuing operations	$216.9	$233.3	$527.2	$705.0
Income from discontinued operations	$48.7	$21.4	$34.7	$44.8
Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.32	$4.42	$10.32	$13.35
Income from discontinued operations	$0.97	$0.41	$0.68	$0.85

Adjusted EBITDA(1)	$339.7	$389.5	$855.7	$1,139.0
Adjusted EBITDA margin(1)	27.0%	26.0%	24.7%	26.5%
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
Revenues decreased in the third quarter and the first nine months of 2023 primarily reflecting lower sales in the non-residential construction and residential construction end market as project delays and uncertainty caused by higher interest rates has led to a broad market underperformance and distributors continued to adjust inventory to pre-pandemic levels.
The increase in operating margin in the third quarter primarily reflected lower cost of raw materials. The decrease in operating margin for the first nine months of 2023 primarily reflected lower sales at our CCM segment.
Diluted earnings per share from continuing operations decreased in the third quarter and the first nine months of 2023 primarily reflecting lower operating income performance ($0.35 per share in the third quarter and $3.81 per share for the first nine months of 2023) partially offset by reduced average shares outstanding ($0.22 per share in the third quarter and $0.33 per share for the first nine months of 2023) and lower interest expense and higher interest income ($0.06 per share in the third quarter and $0.28 per share for the first nine months of 2023).
We generated $812.4 million in operating cash flow in the first nine months of 2023 and utilized cash on hand and cash provided by operations to return capital to stockholders through share repurchases and dividends and to fund capital expenditures.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2023	2022	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended September 30	$1,259.8	$1,497.0	$(237.2)	(15.8)%	(16.1)%	—%	0.3%
Nine months ended September 30	$3,459.4	$4,299.5	$(840.1)	(19.5)%	(19.4)%	—%	(0.1)%
Revenues decreased in the third quarter and the first nine months of 2023 primarily reflecting lower sales in our non-residential construction end market of $194.8 million and $647.8 million, respectively, and residential construction end market of $33.9 million and $134.2 million, respectively, due to broad market underperformance from project delays and uncertainty caused by higher interest rates, and prolonged distributor destocking.

Gross Margin

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Gross margin	$466.1	$514.5	$(48.4)	(9.4)%	$1,214.5	$1,510.5	$(296.0)	(19.6)%
Gross margin percentage	37.0%	34.4%			35.1%	35.1%
Depreciation and amortization	$15.3	$16.2			$44.8	$48.5
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the third quarter of 2023, driven by lower cost of raw materials. Gross margin percentage held constant in the first nine months of 2023, as lower costs of raw materials was offset by lower sales.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Selling and administrative expenses	$161.7	$162.2	$(0.5)	(0.3)%	$467.6	$481.4	$(13.8)	(2.9)%
As a percentage of revenues	12.8%	10.8%			13.5%	11.2%
Depreciation and amortization	$23.4	$23.2			$70.0	$70.2
Selling and administrative expenses held constant in the third quarter of 2023 as an increase in employee benefits costs of $5.0 million was offset by a decrease in commissions expense as a result of lower sales.
The decrease in selling and administrative expenses for the first nine months of 2023 primarily reflected lower commissions expense as a result of lower sales.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Research and development expenses	$7.2	$5.0	$2.2	44.0%	$20.7	$14.2	$6.5	45.8%
As a percentage of revenues	0.6%	0.3%			0.6%	0.3%
Depreciation and amortization	$0.3	$0.4			$1.0	$1.2
Research and development expenses were higher in the third quarter and the first nine months of 2023, primarily reflecting higher new product development expenses at our CCM segment ($1.5 million in the third quarter and $5.1 million for the first nine months of 2023) and CWT segment ($0.7 million in the third quarter and $1.4 million for the first nine months of 2023).
Other Operating (Income) Expense, net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Other operating (income) expense, net	$(2.7)	$23.3	$(26.0)	NM	$(3.0)	$19.6	$(22.6)	NM
The change in other operating (income) expense, net, in the third quarter and the first nine months of 2023 primarily reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million recorded in 2022 in our rubber asset group.
Operating Income

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Operating income	$299.9	$324.0	$(24.1)	(7.4)%	$729.2	$995.3	$(266.1)	(26.7)%
Operating margin percentage	23.8%	21.6%			21.1%	23.1%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.

Interest Expense, net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Interest expense, net	$19.4	$22.6	$(3.2)	(14.2)%	$57.0	$67.6	$(10.6)	(15.7)%
Interest expense, net of capitalized interest, decreased in the third quarter and the first nine months of 2023 primarily reflecting lower long-term debt balances associated with the redemption of $350.0 million of our 3.75% unsecured senior notes in October 2022 and the redemption of $300.0 million of our 0.55% unsecured senior notes in September 2023. Refer to Note 11 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Interest income	$(3.6)	$(2.9)	$(0.7)	NM	$(12.5)	$(3.6)	$(8.9)	NM
Interest income increased during the third quarter of 2023 primarily reflecting higher yields. Interest income increased during the first nine months of 2023 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating Expense (Income), net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Other non-operating expense (income), net	$0.6	$1.9	$(1.3)	NM	$(1.2)	$5.2	$(6.4)	NM
Other non-operating expense (income), net, decreased in the third quarter of 2023 primarily reflecting favorable changes in foreign currency. Other non-operating expense (income), net decreased in the first nine months of 2023 primarily reflecting $2.8 million in favorable changes in foreign currency and $0.7 million of unrealized gains on Rabbi Trust investments, compared with unrealized losses of $2.0 million in the first nine months of 2022.
Income Taxes

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Provision for income taxes	$66.6	$69.1	$(2.5)	(3.6)%	$158.7	$221.1	$(62.4)	(28.2)%
Effective tax rate	23.5%	22.9%			23.1%	23.9%
The effective income tax rate on continuing operations for the first nine months of 2023 was 23.1%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.4% and a tax impact of $1.8 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first nine months of 2022 was 23.9%.
Income from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
Income from discontinued operations before taxes	$43.2	$24.7	$18.5	NM	$20.2	$46.2	$(26.0)	NM
(Benefit from) provision for income taxes	(5.5)	3.3			(14.5)	1.4
Income from discontinued operations	$48.7	$21.4			$34.7	$44.8
Income from discontinued operations for the third quarter and the first nine months of 2023 primarily reflects operating results from the CIT and CFT product lines. Included in the first nine months of 2023 is a goodwill impairment of $24.8 million related to CFT and a loss on classification to held for sale of $49.9 million.

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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$914.0	$1,090.3	$(176.3)	(16.2)%	(16.5)%	—%	0.3%
Operating income	$272.5	$341.7	$(69.2)	(20.3)%
Operating margin	29.8%	31.3%
Adjusted EBITDA(1)	$289.4	$354.1	$(64.7)	(18.3)%
Adjusted EBITDA margin(1)	31.7%	32.5%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$2,437.5	$3,084.8	$(647.3)	(21.0)%	(21.0)%	—%	—%
Operating income	$675.6	$961.7	$(286.1)	(29.7)%
Operating margin	27.7%	31.2%
Adjusted EBITDA(1)	$721.9	$1,000.7	$(278.8)	(27.9)%
Adjusted EBITDA margin(1)	29.6%	32.4%
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
CCM’s revenue decreased in the third quarter and the first nine months of 2023 primarily reflecting broad market underperformance from project delays and uncertainty caused by higher interest rates, and prolonged distributor destocking. CCM’s operating margin and adjusted EBITDA margin decrease in the third quarter and the first nine months of 2023 primarily reflected higher per unit cost as a result of lower volumes.
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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$345.8	$406.7	$(60.9)	(15.0)%	(14.9)%	—%	(0.1)%
Operating income	$58.8	$9.6	$49.2	512.5%
Operating margin	17.0%	2.4%
Adjusted EBITDA(1)	$80.8	$59.1	$21.7	36.7%
Adjusted EBITDA margin(1)	23.4%	14.5%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2023	2022	Change	%
Revenues	$1,021.9	$1,214.7	$(192.8)	(15.9)%	(15.6)%	—%	(0.3)%
Operating income	$142.4	$106.1	$36.3	34.2%
Operating margin	13.9%	8.7%
Adjusted EBITDA(1)	$215.5	$205.7	$9.8	4.8%
Adjusted EBITDA margin(1)	21.1%	16.9%
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
CWT’s revenue decreased in the third quarter and the first nine months of 2023 primarily reflecting lower volumes from a slowdown in residential construction and project delays. CWT’s operating margin and adjusted EBITDA margin increase in the third quarter and the first nine months of 2023 primarily reflected operating efficiencies gained through targeted restructuring, strategic sourcing and realized synergies from the acquisition of ASP Henry Holdings, Inc. on September 1, 2021. Included in CWT's operating margin for the third quarter and the first nine months of 2022 are intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2023	December 31, 2022
Europe	$17.8	$19.5
North America (excluding U.S.)	13.4	14.2
China	8.5	3.4
International cash and cash equivalents	39.7	37.1
U.S. cash and cash equivalents	68.3	327.7
Total cash and cash equivalents	$108.0	$364.8
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2022, is primarily related to cash used on share repurchases, repayment of senior notes, capital expenditures and payment of dividends to stockholders partially offset by cash generated from operations.
In certain countries our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $6.2 million in anticipation of those taxes as of September 30, 2023.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 11.

Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$812.4	$588.6
Net cash used in investing activities	(86.7)	(10.7)
Net cash used in financing activities	(994.5)	(273.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(3.7)
Change in cash and cash equivalents	$(268.8)	$301.0
Operating Activities
We generated operating cash flows of $812.4 million for the first nine months of 2023 (including working capital sources of $38.9 million), compared with $588.6 million for the first nine months of 2022 (including working capital uses of $416.0 million). Higher operating cash flows of $223.8 million for the first nine months of 2023 primarily reflected lower working capital uses of $454.9 million related to a decrease in accounts receivable of $146.0 million from collections and lower inventory investment of $340.4 million, partially offset by a reduction in accounts payable of $21.7 million and accrued expenses of $47.5 million, and lower income from continuing operations of $177.8 million.
Investing Activities
Cash used in investing activities of $86.7 million for the first nine months of 2023 primarily reflected capital expenditures of $106.3 million, partially offset by proceeds from the sale of equipment of $18.7 million. Cash used in investing activities of $10.7 million for the first nine months of 2022 primarily reflected capital expenditures of $130.5 million and the acquisition of MBTechnology for $24.7 million, partially offset by the proceeds of the contingent consideration from the earn out payment and sale of real estate associated with the 2021 sale of CBF of $132.0 million and proceeds from investment in securities of $10.3 million.
Financing Activities
Cash used in financing activities of $994.5 million in the first nine months of 2023 primarily reflected share repurchases of $580.0 million, repayment of senior notes of $300.0 million and cash dividend payments of $119.3 million, reflecting the increased quarterly dividend of $0.85 per share. Cash used in financing activities of $273.2 million during the first nine months of 2022 primarily reflected share repurchases of $201.1 million and cash dividend payments of $95.6 million.
Debt Instruments
Senior Notes
On September 1, 2023, we redeemed in full our outstanding $300.0 million aggregate principal amount pf 0.55% unsecured senior notes due September 1, 2023 (the "2023 Notes"). The 2023 Notes were redeemed at the redemption price of $300.8 million, consisting of the principal amount of $300.0 million and $0.8 million of interest.
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
During the nine months ended September 30, 2023, borrowings and repayments under the Facility totaled $84.0 million with a weighted average interest rate of 6.61%. As of September 30, 2023 and December 31, 2022, the Facility had no outstanding balance and $1.0 billion available for use.

Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2023 and December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	2023	2022
Net income (GAAP)	$265.6	$254.7	$561.9	$749.8
Less: Income from discontinued operations (GAAP)	48.7	21.4	34.7	44.8
Income from continuing operations (GAAP)	216.9	233.3	527.2	705.0
Provision for income taxes	66.6	69.1	158.7	221.1
Interest expense, net	19.4	22.6	57.0	67.6
Interest income	(3.6)	(2.9)	(12.5)	(3.6)
EBIT	299.3	322.1	730.4	990.1
Exit and disposal, and facility rationalization costs	1.7	—	4.5	0.1
Inventory step-up amortization and transaction costs	—	2.3	1.6	3.1
Impairment charges	0.5	25.1	1.8	25.3
(Gains) losses from acquisitions and disposals	(0.7)	0.2	1.8	0.1
Losses from insurance	—	—	—	0.3
(Gains) losses from litigation	(0.1)	—	(0.2)	0.1
Total non-comparable items	1.4	27.6	9.5	29.0
Adjusted EBIT	300.7	349.7	739.9	1,019.1
Depreciation	16.8	17.2	48.9	50.1
Amortization	22.2	22.6	66.9	69.8
Adjusted EBITDA	$339.7	$389.5	$855.7	$1,139.0
Divided by:
Total revenues	$1,259.8	$1,497.0	$3,459.4	$4,299.5
Adjusted EBITDA margin	27.0%	26.0%	24.7%	26.5%

	Three Months Ended September 30, 2023
(in millions)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$272.5	$58.8	$(31.4)
Non-operating expense (income), net(1)	0.3	(0.2)	0.5
EBIT	272.2	59.0	(31.9)
Exit and disposal, and facility rationalization costs	1.7	—	—
Impairment charges	—	0.5	—
Gains from acquisitions and disposals	(0.2)	(0.5)	—
Gains from litigation	—	—	(0.1)
Total non-comparable items	1.5	—	(0.1)
Adjusted EBIT	273.7	59.0	(32.0)
Depreciation	11.7	4.1	1.0
Amortization	4.0	17.7	0.5
Adjusted EBITDA	$289.4	$80.8	$(30.5)
Divided by:
Total revenues	$914.0	$345.8	$—
Adjusted EBITDA margin	31.7%	23.4%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended September 30, 2022
(in millions)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$341.7	$9.6	$(27.3)
Non-operating expense, net(1)	1.2	0.2	0.5
EBIT	340.5	9.4	(27.8)
Inventory step-up amortization and transaction costs	—	—	2.3
Impairment charges	—	24.8	0.3
Losses from acquisitions and disposals	—	0.2	—
Total non-comparable items	—	25.0	2.6
Adjusted EBIT	340.5	34.4	(25.2)
Depreciation	9.8	6.4	1.0
Amortization	3.8	18.3	0.5
Adjusted EBITDA	$354.1	$59.1	$(23.7)
Divided by:
Total revenues	$1,090.3	$406.7	$—
Adjusted EBITDA margin	32.5%	14.5%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Nine Months Ended September 30, 2023
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$675.6	$142.4	$(88.8)
Non-operating income, net(1)	—	—	(1.2)
EBIT	675.6	142.4	(87.6)
Exit and disposal, and facility rationalization costs	1.8	2.7	—
Inventory step-up amortization and transaction costs	—	—	1.6
Impairment charges	—	1.8	—
(Gains) losses from acquisitions and disposals	(0.5)	2.4	(0.1)
Gains from litigation	—	—	(0.2)
Total non-comparable items	1.3	6.9	1.3
Adjusted EBIT	676.9	149.3	(86.3)
Depreciation	32.8	13.2	2.9
Amortization	12.2	53.0	1.7
Adjusted EBITDA	$721.9	$215.5	$(81.7)
Divided by:
Total revenues	$2,437.5	$1,021.9	$—
Adjusted EBITDA margin	29.6%	21.1%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Nine Months Ended September 30, 2022
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$961.7	$106.1	$(72.5)
Non-operating expense, net(1)	2.1	0.4	2.7
EBIT	959.6	105.7	(75.2)
Exit and disposal, and facility rationalization costs	—	0.1	—
Inventory step-up amortization and transaction costs	—	—	3.1
Impairment charges	—	25.0	0.3
(Gains) losses from acquisitions and disposals	(0.1)	0.2	—
Losses from insurance	—	0.3	—
Losses from litigation	—	—	0.1
Total non-comparable items	(0.1)	25.6	3.5
Adjusted EBIT	959.5	131.3	(71.7)
Depreciation	28.3	19.1	2.7
Amortization	12.9	55.3	1.6
Adjusted EBITDA	$1,000.7	$205.7	$(67.4)
Divided by:
Total revenues	$3,084.8	$1,214.7	$—
Adjusted EBITDA margin	32.4%	16.9%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

Outlook
Our expectations for segment and total revenues for the fourth quarter of 2023, compared to 2022 follows:

	Q4 Revenues	Primary Drivers
CCM	-3% to -5%	•Medium term end market softness driven by higher interest rates, tighter lending and project delays •Contractor backlog remains strong driven by re-roof cycle
CWT	~ -10%	•Headwinds in residential markets •Partially offset by channel penetration, steady commercial and R&R demand •Exit of rubber business
Total CSL	-5% to -7%
For the fourth quarter of 2023, we expect:
•Corporate expenses of approximately $30 million;
•Depreciation and amortization expense of approximately $40 million;
•Capital expenditures of approximately $40 million;
•Interest expense, net of interest income, of approximately $13 million; and
•Base tax rate of approximately 23% to 24%.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies such as the COVID-19 pandemic, including, for example, expectations regarding their impact on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2023. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of September 30, 2023, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the third quarter of 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 14.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2023:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	0.4	$266.52	0.4	1.9
August	0.5	274.32	0.5	8.9
September	0.3	267.34	0.3	8.6
Total	1.2		1.2
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2023, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On February 2, 2021, the Company's Board of Directors approved a 5 million share increase in the Company's share repurchase program. On August 3, 2023, the Company's Board of Directors approved a 7.5 million share increase in the Company's share repurchase program. The share repurchase program has no expiration date, does not obligate the Company to purchase any specified amount of shares and remains subject to the discretion of the Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.
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

CARLISLE COMPANIES INCORPORATED

Date:	October 27, 2023	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer