Form 10-K
period 2023-12-31
CARLISLE COMPANIES INC
filed 2024-02-16
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $12.8 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2023.
As of February 9, 2024, 47,749,270 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2024, are incorporated by reference in Part III.

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
Business Strategy
We strive to be a leading manufacturer and supplier of innovative building envelope products and solutions that enable greater energy efficiency in buildings in the various markets we serve. Our recently launched strategic plan, Vision 2030, builds on our track record of success following the pivot of Carlisle’s portfolio of general industrial businesses to a pure play building products company. Vision 2030 aims to leverage mega trends around energy efficiency, labor savings and the re-roofing cycle to generate above market growth driven by innovation, the Carlisle Experience and the Carlisle Operating System ("COS").
Key pillars of this strategic plan, which provides clarity, alignment, and are well-ingrained throughout the Company to guide our value-creating strategy going forward, include (1) dedication to driving above market organic revenue growth through continued investment in innovation and maintaining best-in-class production, service, and delivery capabilities, (2) utilizing COS, an operating structure and strategy deployment system based on lean enterprise and six sigma principles, consistently to drive efficiencies and operating leverage, (3) building scale with synergistic acquisitions, (4) continuing to invest in and develop exceptional talent, and (5) maintaining a balanced, returns-focused approach to capital deployment which includes returning excess capital to stockholders.
We utilize COS to drive improving operational performance. COS is a continuous improvement process that defines the way we do business and is deeply embedded in our culture throughout Carlisle’s operations. Waste is eliminated and efficiencies are improved enterprise-wide, driving both improvements to our sustainability efforts by reducing our carbon footprint and increasing profitability. These efforts expand beyond production areas, as COS drives new product innovation, engineering, supply chain management, warranty and product rationalization.
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
We believe our proactive approach to continuous improvement initiatives and focus on delivering the Carlisle Experience to our customers demonstrated our ability to maintain margin resiliency in 2023. We remain focused on continuing our value-creating journey with the proven foundational pillars of Vision 2030 ingrained in our Carlisle culture of continuous improvement and returns-focused capital deployment.

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
EPDM, TPO and PVC membrane and polyisocyanurate ("polyiso") insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, replace and remodel, and general construction markets. These products are primarily sold under the Carlisle SynTec, Versico, Weatherbond and Hunter Panels brands in the United States of America (“U.S.” or “United States”) and throughout the world, and EPDM membranes under the Resitrix and Hertalan brands primarily in Europe.
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
Market Factors
CCM serves a large and diverse customer base; however, in 2023 CCM's two largest customers represented 31.7% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company's consolidated revenues and operating income. Both of these customers' business is covered under a number of independent local agreements.
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
Strategy
Our strategy for the CCM segment is to:
•Leverage mega-trends around energy efficiency, labor savings, and the re-roofing cycle supported by initiatives to accelerate innovation, and the Carlisle Experience;
•Continue to support its above average margin profile through COS; and
•Further expand our offering of innovative solutions to U.S. commercial roofing markets, including broadening our product breadth and geographic reach into architectural metals.

Key growth initiatives include:
•Grow profitability through the creation of value, based on labor and energy efficiency;
•Continue to drive and leverage the Carlisle Experience to deliver superior customer service;
•Drive innovation through enhanced focus on research and development to continue to introduce proprietary, differentiated, value-add products and solutions;
•Continue to invest in training employees and customers to drive a culture of continuous learning that creates brand loyalty; and
•Focus mergers and acquisitions on synergistic building envelope opportunities.
Carlisle Weatherproofing Technologies (“CWT”)
Products, Markets and Locations
The CWT segment was created in early 2022 to incorporate our acquisition of Henry Company LLC ("Henry") on September 1, 2021 and align our segments around our products and applications for the building envelope. CWT is a leading provider of high-performance waterproofing and moisture protection products, protective roofing underlayments, integrated air and vapor barriers, spray polyurethane foam and coating systems, and block-molded expanded polystyrene insulation for the building envelope. CWT offers an enhanced set of solutions and systems to aid in the design of efficient building envelope construction projects, backed by industry-leading product innovations and a focus on environmentally responsible principles.
CWT operates manufacturing facilities and distribution locations throughout the United States and Canada, its primary markets. The majority of CWT’s products are sold through distribution and retail outlets throughout North America.
Key Raw Materials
Key raw materials for this segment include MDI, silicone polymer, asphalt, glass mat and expanded polystyrene insulation bead. These raw materials generally have at least two vendor sources. The vendor typically has multiple processing facilities for key raw materials that are single sourced.
Seasonality
Revenues and earnings for CWT have historically been higher in the second and third quarters due to increased construction activity during those periods from favorable weather conditions.
Market Factors
This segment faces competition from numerous, usually local or regional competitors, that typically produce a subset of CWT’s broader suite of weatherproofing technologies used in both commercial and residential markets. The level of competition within these markets varies by product line, region and channel. As a market-leader in air and vapor barriers, waterproofing, spray foam and other insulation solutions, CWT competes through innovative products, long-term warranties and customer service. CWT's backlog of orders is not a significant factor for the segment, and thus not a reliable indicator of intermediate-term revenue as most products have relatively short order-to-delivery periods. The warranties offered on CWT products vary by solution.
Strategy
Our strategy for the CWT segment is to:
•Further expand our value proposition to building owners, contractors and home builders with our comprehensive suite of energy-efficient building products;
•Capture significant aftermarket opportunities as both residential and non-residential buildings are in need of both repair and energy-efficiency upgrades;
•Continue to expand margins through implementation of COS, strong incremental margins on volume growth and investments into our factories; and
•Further expand our presence in niche high-growth and high-margin opportunities including retail product expansion, advanced air, water, and vapor barriers, and enhancement of other building envelope adjacencies.

Key growth initiatives include:
•Drive sales and commercial excellence using system and bundle sales to leverage enhanced product breadth and the Carlisle Experience;
•Accelerate innovation to develop new integrated system solutions across the building envelope;
•Grow profitability through the creation of value, based on labor and energy efficiency, and leveraging COS throughout CWT’s manufacturing footprint;
•Continue development of proprietary, differentiated products;
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
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $28.7 million, $19.0 million and $16.4 million, representing 0.6%, 0.3% and 0.4% of revenues in 2023, 2022 and 2021, respectively.
Compliance with Government Regulations
We are subject to various government regulations, including environmental regulations. To date, our costs of complying with these regulations have not had a material effect on our capital expenditures, earnings or competitive position of any business segment. We do not expect to incur any material capital expenditures for environmental control facilities for the current fiscal year or any other subsequent period.
Sustainability
Carlisle’s sustainability history is fundamental to our culture. Our journey began in the early 1900’s when we recycled rubber from our first inner tube production line, and now, over 100 years later, we consider sustainability a core attribute to the value we provide our customers. Our century-long legacy of responsible stewardship will help enable us to meet our net-zero GHG emission goal and informs the three pillars of our sustainability strategy: producing energy-efficient products, reducing our operational and value-chain emissions, and diverting construction material waste from landfills. In order to facilitate these actions, we work with the Science Based Targets Initiative ("SBTi"), an independent body that works with the United Nations and CDP (formerly the Carbon Disclosure Project), which provides companies with the guidance and tools to establish emission reduction initiatives using targets grounded in climate-based science.
In 2023, Carlisle achieved more than a 250,000 metric ton of CO2e reduction in our emissions due to the reformulation of our products, including transitioning hydrofluorocarbon ("HFC") blowing agents to hydrofluoroolefin ("HFO") alternatives that have minimal global warming potential. Additionally, we have increased the volume of recycled raw materials that are used in the manufacture of our products, including the use of carbon black made from recycled tires and polyiso facer paper made from post-consumer corrugate waste. These initiatives ultimately decrease the embodied carbon in our finished good products.
This year also marked the opening of our Sikeston, Missouri polyiso manufacturing plant, the very first domestic manufacturing plant built to Leadership in Energy and Environmental Design ("LEED") Platinum standards. Contributing LEED attributes include solar power generation, LED motion sensor lighting, daylighting, noise isolation and control systems, and the restoration of local wetlands. Additionally, Carlisle certified nine manufacturing facilities to the ISO 14001 Environmental Management System standard, bringing our total ISO 14001 certified footprint to over 25 facilities. The ISO 14001 standard contributes to the management of our environmental impacts, mitigating our operational and value-chain emissions.

Through 2023, Carlisle recycling programs diverted an additional 75,000 tons of material through various operational recycling and purchased recycled content programs. Additionally, in April 2023, Carlisle launched our rooftop insulation and membrane take-off recycling program. Through 2023, the program contributed to the reclamation of over one million square feet of roofing material, diverting over 200 tons of construction materials from landfills.
As we continue our sustainability journey, we continue to rely on the tenets of the Carlisle Environmental Sustainability Policy, which specifies the collection of detailed data from our facilities across the globe. Through evaluating the data, we can measure factors, like GHG emissions, which we will use to monitor our progress towards achieving our established targets. The policy further establishes a process to engage our supply chain and monitor compliance with Carlisle policies for fair labor practices and our Code of Business Conduct and Ethics.
The Chair, President, and Chief Executive Officer reviews and approves the strategic direction for Carlisle’s sustainability approach. Carlisle’s sustainability approach is guided to execution through the Vice President of Sustainability and the Sustainability Steering Committee. The Vice President of Sustainability, reporting to the Chair, President and Chief Executive Officer, leads the Sustainability Steering Committee, which is composed of key executives in the areas of human resources, COS, legal and finance. The Sustainability Steering Committee develops strategy, provides oversight, and monitors accountability in our sustainability and climate-related initiatives through the deployment of the Carlisle Environmental Sustainability Policy. On a periodic basis, Carlisle's Board of Directors (the "Board") reviews the status of the Company's sustainability initiatives. The Vice President of Sustainability and members of the Sustainability Steering Committee work with senior leadership within Carlisle’s business units to deploy and accelerate Carlisle’s sustainability strategy.
Our environmental sustainability initiatives and strategy are discussed further in our 2022 Corporate Sustainability Report, which can be found on our website at www.carlisle.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.
Human Capital Resources
Investing in Our People
As of December 31, 2023, we employed approximately 11,000 people, including approximately 5,100 employees in our core building products businesses and excluding approximately 200 contractors.
We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering value to our stakeholders. We begin with a recruiting process that reaches a wide array of potential employees and includes the engagement of specialized, diverse recruiting firms such as The Standard Diversity Network, Jobs4Women.net, Asian American Jobsite, African American Jobsite, Women in Manufacturing and many others.
We also partner with universities in the U.S. and outside the U.S., recruiting for functional talent in management, sales, finance, information technology and other functions from the communities in which we work. In addition, we engage certain of these universities in collaborative research and development, and training efforts. Each business segment works with high schools and trade schools in their respective locations to educate young people about, and attract them to, manufacturing careers.
We offer several training programs for current employees intended to develop talent, including:
•Carlisle Leadership Summit, a leadership development program intended to identify and prepare high-performing employees for senior leadership roles and to recognize and continue to develop our most seasoned employees;
•Carlisle Leadership Program, a partnership with The Wharton School of the University of Pennsylvania, a program for Director and VP level employees who are leading teams and demonstrating future potential for senior leadership roles intended to develop business and leadership skills in both applied and classroom environments; and
•Carlisle Leadership Foundations, a leadership development program designed for employees who have recently advanced, or are expected to advance, to their first leadership roles and have the potential to take on greater roles in the future and intended to help these employees to define their own leadership style, to enable their future success and to build key leadership capabilities.

Diversity, Equity & Inclusion
Carlisle has pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. In May 2018, Carlisle joined the CEO Action for Diversity & Inclusion™, a coalition of more than 2,500 CEOs pledging to advance diversity and inclusion in the workplace. By signing on to this commitment, Carlisle pledged to take action to cultivate a workplace where diverse perspectives and experiences are welcomed and respected. CEO Action for Diversity & Inclusion™ is cultivating an ecosystem centered around collaboration and sharing.
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
In addition to policies for fair treatment, Carlisle also works to address inclusion in the workplace. In 2023, Carlisle offered a series of required quarterly trainings on inclusion. These trainings provided awareness of the need for an inclusive work environment and a forum for employees to explore how Carlisle can strengthen our culture of inclusion. This has contributed to an effort to gain equal diversity representation throughout Carlisle.
Since 2021, we have achieved gender and race pay equity across our U.S. workforce. This means compensating employees the same when they perform the same job duties, while accounting for other factors, such as their experience level, job performance and tenure with the Company. Carlisle's minimum starting wage is $15 per hour for our entire U.S. workforce.
As of December 31, 2023, Carlisle's global workforce was composed of 19% women, and our U.S. building products workforce was composed of 20% women and 33% racially or ethnically diverse individuals.
Health and Safety
Through COS, we have launched “Path to Zero,” an initiative to drive our safety incident rate to zero. At Carlisle, safety is everyone’s responsibility. This includes our own employees, as well as contractors, suppliers, customers and others. Carlisle is committed to adhering to safety policies, procedures and training to incorporate safety into all aspects of business operations. All safety incidents are investigated to reduce safety risks and share lessons learned. Carlisle measures and reviews safety performance and strives for continuous improvement along the Path to Zero.
Throughout 2023, our teams continued to support each other and focus on safety, as evidenced by our industry leading 0.68% OSHA Incident Rate. Carlisle continues to lead in safety performance and has consistently outperformed the industry since we started tracking this metric on a consolidated basis in 2018.
Labor Matters
Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2023, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CCM - Germany	2	158	May 2025
CWT - Canada	4	140	December 2024 December 2025
CCM - Netherlands	1	110	March 2024
CCM - Romania	1	53	June 2024
CWT - US	1	13	March 2026

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
Refer to Note 3 for recent acquisition information.
The loss of, a significant decline in business with, or pricing pressure from, one or more of the Company’s key customers could adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company's CCM segment operates in several niche markets in which a large portion of the segment’s revenues are attributable to a few large customers. See “Item 1. Business—Overview—Description of Businesses by Segment” for a discussion of customer concentrations for CCM. A significant reduction in purchases by one or more of these customers could have an adverse effect on the business, financial condition, results of operations or cash flows of one or more of the Company’s segments.
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
Refer to Note 4 for a discussion of disposition matters.
Industry and Macroeconomic Risks
Several of the market segments that the Company serves are cyclical and sensitive to domestic and global economic conditions.
Several of the market segments in which the Company sells its products are, to varying degrees, cyclical and may experience periodic downturns in demand. For example, the CCM and CWT segments are susceptible to downturns in the commercial construction industry, particularly in the construction repair and replacement sectors, and the CWT segment is susceptible to downturns in the residential construction industry.
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
The Company operates in global markets. Approximately 10% of the Company’s revenues in 2023 were generated outside the United States. In addition, to compete globally, both of the Company’s segments have manufacturing facilities outside the United States. In 2023, approximately 11% of cost of goods sold was derived from facilities outside of the United States.
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
The Company has significant concentrations in the construction market.
Most of the Company’s revenues and operating income are generated from the construction market. Construction spending is affected by economic conditions, changes in interest rates, demographic and population shifts, new housing starts and changes in construction spending by federal, state and local governments. A decline in the construction market, particularly in construction repair and replacement activities, could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials.
The CCM and CWT segments compete through pricing, among other factors. Competition in these segments may increase pricing pressure on the Company which may negatively affect operating results in future periods.

Raw material costs are a significant component of the Company’s cost structure and are subject to volatility, including cost increases, significant disruptions to the Company's supply chains or significant shortages of materials.
The Company utilizes petroleum-based products, chemicals, resins and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 67% of the Company’s cost of goods sold in 2023. Significant increases in the costs of these materials may not be recovered through selling price increases and significant disruption to the Company's supply chains or significant shortages of materials could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
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
Environmental, Regulatory and Legal Risks
The Company's operations are subject to risks related to environmental laws and regulations.
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2023 and 2022, nor are any material asset retirement obligations recorded as of that date. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.

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
As of the date of this filing, we have made several public commitments regarding our intended reduction of GHG emissions, including commitments to achieve net zero GHG emissions by 2050 and the establishment of science-based targets to reduce GHG emissions from our operations and the operations of our value chain. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, or that any future investments we make in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of the Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brands and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

General Risk Factors
The Company is subject to risks arising from widespread health emergencies.
The Company’s businesses operate in market segments impacted by widespread health emergencies, including the COVID-19 pandemic. Operating during a widespread health emergency exposes the Company to a number of risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, increases in operating costs related to pay and benefits for our employees, collection of trade receivables in accordance with their terms, and potential impairment of goodwill and long-lived assets, any of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
While these risks have not to date, in the aggregate, had a material adverse impact on the Company, we are unable to predict the extent or duration of impacts from widespread health emergencies as they will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration and frequency of, and government responses to, such emergencies.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company’s processes to assess, identify, and manage material cybersecurity risks are included as part of the Company’s overall risk management program and include documented procedures and protocols to identify and monitor material cybersecurity risks, provide cybersecurity training and awareness, implement protective controls, and established incident response procedures. The Company also engages third-party professional cybersecurity consultants to assist with its cybersecurity processes, including conducting periodic tabletop exercises and system penetration testing. The Company maintains processes to oversee and identify certain risks from cybersecurity threats associated with its use of these third-party service providers and maintains protections in its vendor risk management process. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, nor are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.
The Audit Committee of the Company’s Board of Directors oversees the assessment and management of the Company’s major financial risk exposures, including cybersecurity risk, and reviews the steps management has taken to monitor, control and mitigate such exposures. No less than annually, the Director of Information Security attends an Audit Committee meeting and presents for review and discussion the Company’s processes to assess, identify, manage and mitigate material cybersecurity risks. The Audit Committee subsequently reports on the presentation to the full Board of Directors.
The Company’s cybersecurity processes are managed by a dedicated department led by the Director of Information Security. The Director of Information Security has 10 years of cybersecurity work experience and carries a number of cybersecurity and security-related certifications. The dedicated department is responsible for developing and implementing the strategies, policies and procedures to manage and mitigate cybersecurity risks. The dedicated department utilizes documented incident response procedures to become informed of and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The dedicated department is comprised of a nine-person staff, several of whose members carry multiple cybersecurity and other security-related certifications. The Company’s internal audit department also provides support to the Company’s cybersecurity processes.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2023, by segment follows:

	Number of Facilities				Square Footage (in millions)
	North America	Europe	Asia	Total	Owned	Leased
Carlisle Construction Materials	28	8	—	36	4.4	1.3
Carlisle Weatherproofing Technologies	37	3	—	40	1.9	1.0
Continuing Operations	65	11	—	76	6.3	2.3
Discontinued Operations	14	—	4	18	0.8	1.0
Total	79	11	4	94	7.1	3.3
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2023, as compared to a $100 investment in the S&P MidCap 400® Index and S&P 500® Index. The graph and corresponding chart assume the investment of $100 in our common stock and each of the indices as of December 31, 2018 and the reinvestment of all dividends.

	Carlisle	S&P MidCap 400	S&P 500
2018	$100.00	$100.00	$100.00
2019	163.09	128.88	124.05
2020	159.85	149.83	138.70
2021	256.76	190.13	170.89
2022	246.28	153.16	146.14
2023	330.65	190.27	167.26
The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index and S&P 500® Index.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2023, there were 1,094 stockholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Dividends
We intend to pay dividends to our stockholders and have increased our dividend rate annually for the past 47 years. On January 30, 2024, the Board declared a regular quarterly dividend of $0.85 per share, payable on March 1, 2024, to stockholders of record at the close of business on February 16, 2024. Future dividends remain subject to the discretion of the Board.

Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2023 follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	0.6	$254.53	0.6	8.0
November	0.5	271.26	0.5	7.5
December	0.1	290.94	0.1	7.4
Total	1.2		1.2
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2023, there were less than 0.1 million shares reacquired in transactions outside the repurchase program.
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
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Executive Overview
We are pleased by the Carlisle team’s results, achieving full year 2023 income from continuing operations of $718.9 million, an operating margin of 21.4% and an adjusted EBITDA margin of 25.1%. Despite destocking by distributors and contractors during the first half of the year, Carlisle had a strong finish to 2023 with results driven by stronger CCM sales and higher profitability at CWT. We continue to emphasize execution in our businesses through the Carlisle Operating System ("COS"), providing value to our customers by delivering innovative solutions for the building envelope, and delivering the Carlisle Experience to our customers.
With our strong finish to 2023 and the end of the past year’s inventory destocking in our channels, our team enters 2024 energized and clearly aligned with our recently launched Vision 2030. The announced sale agreement of our Carlisle Interconnect Technologies ("CIT") business serves as a critical last step in our pivot to a best-in-class pure play building products company. As part of our capital allocation philosophy, we made the strategic decision in 2021 to allocate future cash flow and human capital to maximize total returns by focusing on our building products businesses, which have consistently delivered the highest returns. With the expected proceeds from the sale, we begin 2024 with an eye toward significant value creation to deliver another year of superior returns to our stockholders.
We expect combined benefits from a backlog of roofing projects due to constrained labor and tailwinds from prior year customer destocking to help mitigate potential macro-economic risks. We have entered 2024 with a positive growth outlook that we believe is reasonable, achievable and fully supported by our Vision 2030 strategic objectives. We are confident that innovation with a focus on energy efficiency and labor-saving solutions puts us on the right path to drive above-market growth and earn a premium price in the marketplace.
We remain balanced and disciplined in our approach to capital deployment and plan to elevate our level of capital expenditures and research and development to drive future growth. We continue to manage an active merger and acquisition pipeline focused on synergistic businesses with attractive growth characteristics that complement our high-margin product lines. In 2023, we returned value to our stockholders by repurchasing $900.0 million of shares, adding to our cumulative share repurchases since 2017 of over $3.1 billion. As of December 31, 2023, we had 7.4 million shares available for repurchase under our share repurchase program. We also raised our dividend for the 47th consecutive year using cash generated from operations to return $160.3 million to stockholders in the form of cash dividends.

Summary Financial Results

(in millions, except per share amounts and percentages)	2023	2022	2021
Revenues	$4,586.9	$5,449.4	$3,836.7
Operating income	$982.8	$1,204.8	$573.4
Operating margin	21.4%	22.1%	14.9%
Income from continuing operations	$718.9	$858.0	$385.6
Income from discontinued operations	$48.5	$66.0	$36.1
Diluted earnings per share attributable to common shares:
Income from continuing operations	$14.22	$16.30	$7.23
Income from discontinued operations	$0.96	$1.26	$0.68

Adjusted EBITDA(1)	$1,152.8	$1,391.7	$723.8
Adjusted EBITDA margin(1)	25.1%	25.5%	18.9%
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
Consolidated Results of Operations
Revenues
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$4,586.9	$5,449.4	$(862.5)	(15.8)%	(15.8)%	—%	—%
The decrease in revenues in 2023 primarily reflects lower sales in the non-residential construction end market of $667.6 million and residential construction end market of $128.4 million, as project delays and uncertainty caused by higher interest rates during the year led to a broad market underperformance and distributors continued to adjust inventory to pre-pandemic levels. Additionally, sales were lower in the general industrial end market by $64.9 million, primarily from the exit of a non-core business.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$5,449.4	$3,836.7	$1,612.7	42.0%	31.2%	11.6%	(0.8)%
The increase in revenues in 2022 primarily reflected organic revenue growth of nearly $1.2 billion and contributions from the acquisition of Henry of $444.1 million in the CWT segment, partially offset by unfavorable foreign currency impacts of $28.3 million.
Revenues by Geographic Area

(in millions, except percentages)	2023		2022		2021
United States	$4,130.1	90.0%	$4,924.0	90.4%	$3,413.3	89.0%
International:
Europe	211.8		252.6		243.9
North America (excluding U.S.)	198.0		225.8		136.5
Asia and Middle East	26.2		24.1		25.5
Africa	7.1		5.9		7.1
Other	13.7		17.0		10.4
Total International	456.8	10.0%	525.4	9.6%	423.4	11.0%
Revenues	$4,586.9		$5,449.4		$3,836.7

Gross Margin
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Gross margin	$1,634.2	$1,866.0	$(231.8)	(12.4)%
Gross margin percentage	35.6%	34.2%
Depreciation and amortization	$60.9	$63.5
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in 2023, driven by operating efficiencies gained through targeted restructuring, strategic sourcing and realized synergies, primarily from the acquisition of Henry on September 1, 2021.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Gross margin	$1,866.0	$1,095.5	$770.5	70.3%
Gross margin percentage	34.2%	28.6%
Depreciation and amortization	$63.5	$60.2
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in 2022, driven by favorable price to raw materials inflation across both segments.
Selling and Administrative Expenses
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Selling and administrative expenses	$625.2	$623.5	$1.7	0.3%
As a percentage of revenues	13.6%	11.4%
Depreciation and amortization	$88.8	$93.6
Selling and administrative expenses was relatively flat in 2023 as increases related to employee benefits of $8.5 million, professional fees of $4.4 million and travel expenses of $3.4 million were offset by a reduction in sales and marketing expenses of $14.0 million, as lower sales resulted in a lower commissions expense.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Selling and administrative expenses	$623.5	$507.8	$115.7	22.8%
As a percentage of revenues	11.4%	13.2%
Depreciation and amortization	$93.6	$58.2
Selling and administrative expenses increased in 2022 primarily reflecting an increase in sales and marketing expense of $39.7 million, amortization expense of acquired intangible assets of $35.0 million, facility and services expense of $12.5 million, travel expense of $10.6 million and professional fees of $8.0 million.
Research and Development Expenses
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Research and development expenses	$28.7	$19.0	$9.7	51.1%
As a percentage of revenues	0.6%	0.3%
Depreciation and amortization	$1.4	$1.5
Research and development expenses were higher in 2023 primarily reflecting higher new product development expenses of $6.8 million at our CCM segment and $2.9 million at our CWT segment.

2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Research and development expenses	$19.0	$16.4	$2.6	15.9%
As a percentage of revenues	0.3%	0.4%
Depreciation and amortization	$1.5	$1.3
Research and development expenses were higher in 2022 primarily reflecting higher new product development expenses of $2.2 million at our CWT segment and $0.4 million at our CCM segment.
Other Operating (Income) Expense, net
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Other operating (income) expense, net	$(2.5)	$18.7	$(21.2)	NM
The change in other operating (income) expense, net, primarily reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million recorded in 2022 in our rubber asset group partially offset by an increase in the loss on sale of fixed assets of $2.3 million in 2023 compared to 2022.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Other operating expense (income), net	$18.7	$(2.1)	$20.8	NM
The change in other operating expense (income), net, primarily reflected intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million recorded in 2022 in our rubber asset group partially offset by an impairment loss of $3.2 million recorded in 2021.
Operating Income
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Operating income	$982.8	$1,204.8	$(222.0)	(18.4)%
Operating margin percentage	21.4%	22.1%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Operating income	$1,204.8	$573.4	$631.4	110.1%
Operating margin percentage	22.1%	14.9%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Interest expense, net	$75.6	$85.9	$(10.3)	(12.0)%
Interest expense, net of capitalized interest, decreased during 2023 primarily reflecting lower long-term debt balances associated with the redemption in full of $350.0 million of our 3.75% unsecured senior notes due November 15, 2022 (the "2022 Notes") in October 2022 and the redemption in full of $300.0 million of our 0.55% unsecured senior notes due September 1, 2023 (the "2023 Notes") in September 2023. Refer to Note 13 for further information on our long-term debt.

2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Interest expense, net	$85.9	$80.2	$5.7	7.1%
Interest expense, net of capitalized interest, increased during 2022 primarily reflecting higher long-term debt balances associated with our public offering of $550.0 million of 2.20% unsecured senior notes and the 2023 Notes completed in September 2021, partially offset by the redemption in full of the 2022 Notes in October 2022. Refer to Note 13 for further information on our long-term debt.
Interest Income
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Interest income	$(20.1)	$(6.8)	$(13.3)	195.6%
Interest income increased during 2023 primarily relating to higher yields compared to the prior year.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Interest income	$(6.8)	$(1.1)	$(5.7)	518.2%
Interest income increased during 2022 primarily relating to higher yields and a higher invested cash balance compared to the prior year.
Other Non-operating (Income) Expense, net
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Other non-operating (income) expense, net	$(3.1)	$2.0	$(5.1)	NM
Other non-operating (income) expense, net in 2023 primarily reflected favorable changes to Rabbi Trust investments of $3.3 million and favorable changes in foreign currencies against the U.S. Dollar of $2.6 million, partially offset by unfavorable changes to pension assets of $0.8 million.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Other non-operating expense, net	$2.0	$4.4	$(2.4)	NM
Other non-operating expense, net in 2022 primarily reflected a favorable change related to the release of the remaining indemnification assets related to the acquisitions of Petersen Aluminum Corporation and Accella Holdings LLC resulting from escrow expirations of $3.6 million and favorable changes to pension assets of $2.5 million. These changes were partially offset by unfavorable changes to Rabbi Trust investments of $2.9 million and unfavorable changes in foreign currencies against the U.S. Dollar of $1.6 million.
Income Taxes
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Provision for income taxes	$211.5	$265.7	$(54.2)	(20.4)%
Effective tax rate	22.7%	23.6%
The provision for income taxes on continuing operations for 2023 is lower than 2022, primarily reflecting lower pre-tax income which equated to lower taxes of $54.2 million.
Refer to Note 8 for further information related to income taxes.

2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Provision for income taxes	$265.7	$104.3	$161.4	154.7%
Effective tax rate	23.6%	21.3%
The provision for income taxes on continuing operations for 2022 is higher than 2021 primarily reflecting higher pre-tax income which equated to higher taxes of $161.4 million.
Refer to Note 8 for further information related to income taxes.
Income from Discontinued Operations
2023 Compared with 2022

(in millions, except percentages)	2023	2022	Change	%
Income from discontinued operations before taxes	$21.7	$66.6	$(44.9)	NM
(Benefit from) provision for income taxes	(26.8)	0.6
Income from discontinued operations	$48.5	$66.0
Income from discontinued operations in 2023 primarily reflects operating results from the CIT and Carlisle Fluid Technologies ("CFT") businesses of $141.6 million, partially offset by the loss on sale of CFT, net of tax, of $61.8 and an impairment of goodwill of $24.8 million. Income from discontinued operations in 2022 primarily reflects operating results from the CIT and CFT businesses of $70.9 million.
Refer to Note 4 for additional information related to discontinued operations.
2022 Compared with 2021

(in millions, except percentages)	2022	2021	Change	%
Income from discontinued operations before taxes	$66.6	$2.5	$64.1	NM
Provision for (benefit from) income taxes	0.6	(33.6)
Income from discontinued operations	$66.0	$36.1
Income from discontinued operations in 2022 primarily reflects operating results from the CIT and CFT businesses of $70.9 million. Income from discontinued operations in 2021 primarily reflects income from the sale of Carlisle Brake and Friction ("CBF"), net of tax, of $19.1 million and operating results from the CIT, CFT and CBF businesses of $12.1 million.
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

(in millions, except percentages)	2023	2022	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$3,253.4	$3,885.2	$(631.8)	(16.3)%	(16.3)%	—%	—%
Operating income	$913.9	$1,175.0	$(261.1)	(22.2)%
Operating margin	28.1%	30.2%
Adjusted EBITDA(1)	$976.8	$1,228.7
Adjusted EBITDA margin(1)	30.0%	31.6%
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
CCM’s revenue decreased in 2023 primarily reflecting lower sales in non-residential end market of $597.8 million from project delays and uncertainty caused by higher interest rates, and prolonged distributor destocking during the first part of the year. CCM’s operating margin and adjusted EBITDA margin decrease in 2023 primarily reflected higher per unit cost as a result of lower volumes.

(in millions, except percentages)	2022	2021	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$3,885.2	$2,846.2	$1,039.0	36.5%	37.3%	—%	(0.8)%
Operating income	$1,175.0	$619.9	$555.1	89.5%
Operating margin	30.2%	21.8%
Adjusted EBITDA(1)	$1,228.7	$672.7
Adjusted EBITDA margin(1)	31.6%	23.6%
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
CCM’s revenue increase in 2022 primarily reflected higher organic revenues from strength in U.S. commercial roofing and price realization across all markets. CCM’s operating margin and adjusted EBITDA margin increase in 2022 primarily reflected favorable price to raw materials inflation.
Carlisle Weatherproofing Technologies ("CWT")
This segment produces building envelope solutions that drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium products for a variety of industrial and surfacing applications.

(in millions, except percentages)	2023	2022	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$1,333.5	$1,564.2	$(230.7)	(14.7)%	(14.7)%	0.2%	(0.2)%
Operating income	$187.9	$128.6	$59.3	46.1%
Operating margin	14.1%	8.2%
Adjusted EBITDA(1)	$284.8	$250.6
Adjusted EBITDA margin(1)	21.4%	16.0%
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
CWT’s revenue decreased in 2023 primarily reflecting broad market underperformance from project delays and uncertainty caused by higher interest rates. CWT’s operating margin and adjusted EBITDA margin increase in 2023 primarily reflected operating efficiencies gained through targeted restructuring, strategic sourcing and realized synergies from the acquisition of Henry. Included in CWT's operating margin for 2022 are intangible asset impairments of $18.6 million and fixed asset impairments of $6.2 million.

(in millions, except percentages)	2022	2021	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$1,564.2	$990.5	$573.7	57.9%	13.6%	44.8%	(0.5)%
Operating income	$128.6	$64.4	$64.2	99.7%
Operating margin	8.2%	6.5%
Adjusted EBITDA(1)	$250.6	$151.3
Adjusted EBITDA margin(1)	16.0%	15.3%
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
CWT’s revenue increased in 2022 primarily reflecting contributions from the Henry acquisition of $444.1 million and organic revenue growth of $135.0 million. CWT’s operating margin increase in 2022 primarily reflected favorable price to raw material inflation. Operating margin also included definite-lived intangible asset impairments of $18.6 million and plant, property and equipment impairments of $6.2 million in 2022 and transaction related expenses of $24.4 million from the acquisition of Henry in 2021. CWT’s adjusted EBITDA margin increase in 2022 primarily reflected favorable price to raw material inflation.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2023	December 31, 2022
Europe	$14.0	$19.5
North America (excluding U.S.)	34.1	14.2
China	9.8	3.4
International cash and cash equivalents	57.9	37.1
U.S. cash and cash equivalents	518.8	327.7
Total cash and cash equivalents	$576.7	$364.8
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility"). In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2022, is primarily related to cash received from the sale of the CFT business and cash generated from operations, partially offset by cash used on share repurchases, repayment of senior notes, capital expenditures and payment of dividends to stockholders.
In certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $5.8 million in anticipation of those taxes as of December 31, 2023.
We believe we have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Facility and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 13 for further information on long-term debt.
Sources and Uses of Cash and Cash Equivalents

(in millions)	2023	2022	2021
Net cash provided by operating activities	$1,201.3	$1,000.9	$421.7
Net cash provided by (used in) investing activities	352.4	(61.1)	(1,486.4)
Net cash (used in) provided by financing activities	(1,349.7)	(862.0)	488.1
Effect of foreign currency exchange rate changes on cash	1.5	(2.2)	(1.2)
Change in cash and cash equivalents	$205.5	$75.6	$(577.8)
Operating Activities
We generated operating cash flows totaling $1,201.3 million for 2023 (including working capital sources of $107.6 million), compared with $1,000.9 million for 2022 (including working capital uses of $222.0 million). Higher operating cash flows of $200.4 million in 2023 primarily reflected lower working capital uses of $329.6 million related to decreased inventory of $323.2 million, reflecting reduced purchases to manage inventory balances, partially offset by lower net income of $156.6 million as a result of a decline in revenues.
We generated operating cash flows totaling $1,000.9 million for 2022 (including working capital uses of $222.0 million), compared with $421.7 million for 2021 (including working capital uses of $275.2 million). Higher operating cash flows of $579.2 million in 2022 primarily reflected higher net income of $502.3 million reflecting improved operating results, and a reduction in working capital uses of $53.2 million related to collection of accounts receivable of $181.0 million reflecting increased revenues, partially offset by a reduction in accounts payable of $145.9 million reflecting reduced purchases to manage inventory balances as we return to normal seasonal buying patterns.
Investing Activities
Cash provided by investing activities of $352.4 million for 2023 primarily reflected net cash received from the sale of CFT of $510.6 million and proceeds from the sale of assets of $19.0 million, partially offset by capital expenditures of $142.2 million and the acquisition of a business for $36.1 million.
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
Financing Activities
Cash used in financing activities of $1,349.7 million for 2023 primarily reflected share repurchases of $900.0 million, the redemption of the 2023 Notes of $300.0 million and cash dividend payments of $160.3 million, reflecting the increased annual dividend rate of $3.40 per share.
Cash used in financing activities of $862.0 million for 2022 primarily reflected share repurchases of $400.0 million, the redemption of the 2022 Notes of $350.0 million and cash dividend payments of $134.4 million.
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
Share Repurchases
On August 3, 2023, the Board approved a 7.5 million share increase in the Company's share repurchase program. We repurchased approximately 3.5 million shares in 2023 as part of our plan to return capital to stockholders, utilizing $900.0 million of our cash on hand. As of December 31, 2023, we had authority to repurchase 7.4 million shares.
Purchases may occur from time to time over an indefinite period of time in the open market, in privately negotiated transactions and through block trades, and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments and is subject to the discretion of the Board. The Company plans to continue to repurchase shares in 2024 on an opportunistic basis.
Debt Instruments
Senior Notes
On September 1, 2023, the Company redeemed in full the 2023 Notes at the redemption price of $300.8 million, consisting of the principal amount of $300.0 million and $0.8 million of interest.
We also have unsecured senior notes outstanding of $400.0 million due December 1, 2024 (at a stated interest rate of 3.5%), $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%), $750 million due March 1, 2030 (at a stated interest rate of 2.75%) and $550.0 million due March 1, 2032 (at a stated interest rate of 2.20%) that are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility
During 2023, we had $84.0 million in borrowings and repayments under the Facility with a weighted average interest rate of 6.61%. During 2022, we had no borrowings or repayments under the Facility. As of December 31, 2023 and December 31, 2022, there were no borrowings under the Facility and $1.0 billion of availability.

Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Facility, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2023 and 2022.
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
Business Combinations
As noted in "Item 1. Business. Business Strategy", we have a history and a strategy of acquiring businesses. We account for these business combinations as required by GAAP under the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed and can vary based on the structure of the acquisition as to whether it is a taxable or non-taxable transaction. To the extent the purchase price of the acquired business exceeds the fair values of the assets acquired and liabilities assumed, including deferred income taxes recorded in connection with the transaction, such excess is recognized as goodwill (see further below for our critical accounting estimate regarding post-acquisition accounting for goodwill). The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment, and inventory.

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
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") margins
•Discount rates
•Contributory asset charges

Trademark/trade name intangible assets	Relief from royalty method	•Estimated future revenues from acquired trademark/trade name •Economic useful lives (definite vs. indefinite) •Royalty rates that would be paid if licensed from a third-party •Discount rates
Property, plant & equipment	Market comparable transactions (real property) and replacement cost, new less economic depreciation (personal property)	•Similarity of subject property to market comparable transactions •Costs of like equipment in new condition •Economic obsolescence rates
Inventory	Net realizable value less (i) estimated costs of completion and disposal, and (ii) a reasonable profit allowance for the seller	•Estimated percentage complete (WIP inventory) •Estimated selling prices •Estimated completion and disposal costs •Estimated profit allowance for the seller
Contingent consideration	Discounted future cash flows	•Future revenues and/or net earnings •Discount rates
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

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •EBITDA margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group

We have determined that we have four reporting units and have allocated goodwill to those following reporting units as follows:

(in millions)	December 31, 2023	December 31, 2022
Carlisle Construction Materials - Commercial Roofing	$848.9	848.9
Carlisle Construction Materials - Architectural Metals	59.5	59.5
Carlisle Construction Materials - Europe	26.3	24.4
Carlisle Weatherproofing Technologies	267.8	244.8
Total	$1,202.5	$1,177.6
Annual Impairment Test
We test our goodwill for impairment annually as of November 1. For the November 1, 2023 impairment test, the CCM - Commercial Roofing, CCM - Architectural Metals, and CWT reporting units were tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Through the results of our analysis, we determined that it is not more likely than not that the fair value of the aforementioned reporting units were less than their carrying values and thus, a quantitative analysis was not performed. The CCM - Europe reporting unit was tested for impairment using the quantitative approach described above, resulting in a fair value that exceeded the carrying value by less than 10%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about estimated future cash flows, discount rates and market multiples. If our adjusted expectations of the operating results, both in size and timing, of CCM - Europe do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges.
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
Annual Impairment Test
We test our indefinite-lived intangible assets for impairment annually as of November 1. For the November 1, 2023 impairment test, all indefinite-lived intangible assets, except for the Henry trade name within the CWT reportable segment, were tested for impairment using the qualitative approach. The Henry trade name, with an aggregate carrying value of $218.9 million, was tested for impairment using the quantitative approach described above, resulting in a fair value that exceeded its carrying amount by less than 10%.
We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated revenues and discount rates. If our adjusted expectations of the revenues of this trade name does not materialize or if the discount rate increases (based on increases in interest rates, market rates of return or market volatility), we may be required to record intangible asset impairment charges, which may be material.
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
We receive payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted average life of the contracts as of December 31, 2023, is approximately 20 years.
Additionally, critical judgments and estimates related to revenue recognition relative to certain customer contracts in our CIT and CFT businesses, which are classified as discontinued operations, in which they are contract manufacturers or where they have entered into an agreement to provide both services (engineering and design) and products resulting from those services, include the following:
•Determination of whether revenue is earned at a "point-in-time" or "over time": Where contracts provide for the manufacture of highly customized products with no alternative use and provide CIT or CFT the right to payment for work performed to date, including a normal margin for that effort, we have concluded those contracts require the recognition of revenue over time.
•For performance obligations satisfied over time, revenue is determined using the input method as we believe that best depicts the transfer of control to the customer, as the customer controls the inventory as it is produced. Measurement of revenue uses the key inputs of inventory in our possession and expected gross margin. We believe inventory reflects an appropriate measure of cost incurred to date, relative to total costs, to which we apply an expected gross margin to determine revenues. We utilize an estimate of expected gross margin based on historical margin patterns and management’s experience, which may vary based on the customers and end markets being evaluated. There are multiple unique customer contracts at CIT or CFT. Accordingly, the estimate of expected margin is done for each customer discretely. We review the margins for these categories as contracts, customers and product profiles change over time so that the margin expectations reflect the best available data for each category.
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
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss, and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $15.1 million on the deferred tax assets related to these carryforwards.

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

	December 31,
(in millions, except percentages)	2023	2022	2021
Net income (GAAP)	$767.4	$924.0	$421.7
Less: income from discontinued operations (GAAP)	48.5	66.0	36.1
Income from continuing operations (GAAP)	718.9	858.0	385.6
Provision for income taxes	211.5	265.7	104.3
Interest expense, net	75.6	85.9	80.2
Interest income	(20.1)	(6.8)	(1.1)
EBIT	985.9	1,202.8	569.0
Exit and disposal, and facility rationalization costs	7.8	0.2	0.7
Inventory step-up amortization and transaction costs	2.0	4.3	26.3
Impairment charges	1.8	25.3	3.2
Losses from acquisitions and disposals	2.8	0.1	4.1
Losses from insurance	—	0.3	0.7
Losses from litigation	1.4	0.1	0.1
Total non-comparable items	15.8	30.3	35.1
Adjusted EBIT	1,001.7	1,233.1	604.1
Depreciation	66.3	66.5	56.0
Amortization	84.8	92.1	63.7
Adjusted EBITDA	$1,152.8	$1,391.7	$723.8
Divided by:
Total revenues	$4,586.9	$5,449.4	$3,836.7
Adjusted EBITDA margin	25.1%	25.5%	18.9%

	Year Ended December 31, 2023
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$913.9	$187.9	$(119.0)
Non-operating (income) expense, net(1)	(0.4)	0.2	(2.9)
EBIT	914.3	187.7	(116.1)
Exit and disposal, and facility rationalization costs	5.1	2.7	—
Inventory step-up amortization and transaction costs	—	0.5	1.5
Impairment charges	—	1.8	—
Losses (gains) from acquisitions and disposals	0.4	2.5	(0.1)
Losses (gains) from litigation	—	1.5	(0.1)
Total non-comparable items	5.5	9.0	1.3
Adjusted EBIT	919.8	196.7	(114.8)
Depreciation	45.0	17.5	3.8
Amortization	12.0	70.6	2.2
Adjusted EBITDA	$976.8	$284.8	$(108.8)
Divided by:
Total revenues	$3,253.4	$1,333.5	$—
Adjusted EBITDA margin	30.0%	21.4%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.

	Year Ended December 31, 2022
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$1,175.0	$128.6	$(98.8)
Non-operating expense (income), net(1)	2.0	0.8	(0.8)
EBIT	1,173.0	127.8	(98.0)
Exit and disposal, and facility rationalization costs	0.1	0.1	—
Inventory step-up amortization and transaction costs	—	—	4.3
Impairment charges	—	25.0	0.3
Losses from acquisitions and disposals	—	0.3	(0.2)
Losses from insurance	—	0.3	—
Losses from litigation	—	—	0.1
Total non-comparable items	0.1	25.7	4.5
Adjusted EBIT	1,173.1	153.5	(93.5)
Depreciation	38.7	24.1	3.7
Amortization	16.9	73.0	2.2
Adjusted EBITDA	$1,228.7	$250.6	$(87.6)
Divided by:
Total revenues	$3,885.2	$1,564.2	$—
Adjusted EBITDA margin	31.6%	16.0%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.

	Year Ended December 31, 2021
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$619.9	$64.4	$(110.9)
Non-operating expense (income), net(1)	2.5	(0.4)	2.3
EBIT	617.4	64.8	(113.2)
Exit and disposal, and facility rationalization costs	0.1	0.4	0.2
Inventory step-up amortization and transaction costs	—	24.4	1.9
Impairment charges	—	—	3.2
Losses from acquisitions and disposals	2.2	—	1.9
Losses from insurance	0.3	0.4	—
Losses from litigation	—	—	0.1
Total non-comparable items	2.6	25.2	7.3
Adjusted EBIT	620.0	90.0	(105.9)
Depreciation	36.6	15.7	3.7
Amortization	16.1	45.6	2.0
Adjusted EBITDA	$672.7	$151.3	$(100.2)
Divided by:
Total revenues	$2,846.2	$990.5	$—
Adjusted EBITDA margin	23.6%	15.3%	NM
(1)Includes other non-operating (income) expense, net, which may be presented in separate line items on the Consolidated Statements of Income and Comprehensive Income.
Outlook
Revenues
Our expectations for segment revenues in 2024 follows:

	2024 Revenues	Primary Drivers
Carlisle Construction Materials	~ +6%	• Channel tailwinds following 2023 inventory destocking • Strong contractor backlogs and re-roof demand
Carlisle Weatherproofing Technologies	~ +4%	• Strong residential demand • Partially offset by headwinds in new non-residential markets
Total Carlisle	~ +5%
Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet our stockholder return criteria, pay dividends to stockholders and return value to stockholders through share repurchases.
Capital expenditures in 2024 are expected to be approximately $160 million to $180 million. Planned capital expenditures for 2024 include new product and capacity expansion, business sustaining projects and cost reduction efforts.
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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2023 and 2022, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. We also have a revolving credit facility that allows for borrowings of up to $1.0 billion at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2023 and 2022. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
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

We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $26.6 million and $17.5 million as of December 31, 2023 and 2022, respectively. The gross fair value was $(0.9) million and $0.7 million as of December 31, 2023 and 2022, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive income (loss) and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $56.4 million and $49.1 million as of December 31, 2023 and 2022, respectively. The gross fair value was $(0.6) million and $(0.2) million as of December 31, 2023 and 2022, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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
Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact; however, as of December 31, 2023 and 2022, we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Other Intangible Assets, Net – Henry Indefinite-Lived Trade Name — Refer to Notes 1, 3, and 11 to the financial statements
Critical Audit Matter Description
The Company has a trade name related to ASP Henry Holdings, Inc. (“Henry”) that is an indefinite-lived intangible asset. As of December 31, 2023, the carrying value of the Henry indefinite-lived trade name is $218.9 million. Management estimates the fair value of its indefinite-lived intangible assets annually on its elected assessment date of November 1, 2023, based on the relief from royalty method which is an income approach utilizing the discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future trade name revenues, royalty rates that would be paid if licensed from a third-party, and discount rates to estimate the net present value of trade name revenues. Changes in these assumptions could have a significant impact on the fair value of the Henry trade name and a significant change in fair value could cause an impairment.

Given the determination of the fair value of the Henry trade name requires management to make significant estimates and assumptions relating to the forecasts of Henry trade name revenues and the selection of the royalty and discount rates, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future Henry trade name revenues and selection of the royalty and discount rates for the Henry trade name included the following, among others:
•We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over the determination of the fair value of the Henry trade name, such as controls related to management’s forecasts of Henry trade name revenues and selection of the royalty and discount rates.
•We evaluated management’s ability to accurately forecast future Henry trade name revenues by comparing actual Henry trade name revenues to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future Henry trade name revenues by:
◦Comparing management’s forecasts with:
▪Historical revenues.
▪Internal communications to management.
▪Forecasted information included in industry reports of the Company and selected companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty and discount rates by:
◦Testing the source information underlying the determination of the royalty and discount rates and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 16, 2024
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”) which was acquired on November 8, 2023 and whose financial statements constitute less than 1% of total assets and revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting of Polar.
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
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 16, 2024

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Revenues	$4,586.9	$5,449.4	$3,836.7

Cost of goods sold	2,952.7	3,583.4	2,741.2
Selling and administrative expenses	625.2	623.5	507.8
Research and development expenses	28.7	19.0	16.4
Other operating (income) expense, net	(2.5)	18.7	(2.1)
Operating income	982.8	1,204.8	573.4
Interest expense, net	75.6	85.9	80.2
Interest income	(20.1)	(6.8)	(1.1)
Other non-operating (income) expense, net	(3.1)	2.0	4.4
Income from continuing operations before income taxes	930.4	1,123.7	489.9
Provision for income taxes	211.5	265.7	104.3
Income from continuing operations	718.9	858.0	385.6

Discontinued operations:
Income before income taxes	21.7	66.6	2.5
(Benefit) provision from income taxes	(26.8)	0.6	(33.6)
Income from discontinued operations	48.5	66.0	36.1
Net income	$767.4	$924.0	$421.7

Basic earnings per share attributable to common shares:
Income from continuing operations	$14.38	$16.53	$7.33
Income from discontinued operations	0.97	1.27	0.68
Basic earnings per share	$15.35	$17.80	$8.01

Diluted earnings per share attributable to common shares:
Income from continuing operations	$14.22	$16.30	$7.23
Income from discontinued operations	0.96	1.26	0.68
Diluted earnings per share	$15.18	$17.56	$7.91

Average shares outstanding:
Basic	49.9	51.8	52.5
Diluted	50.4	52.5	53.2

Comprehensive income:
Net income	$767.4	$924.0	$421.7
Other comprehensive income (loss):
Foreign currency gains (losses)	46.1	(50.4)	(11.9)
Amortization of unrecognized net periodic benefit costs, net of tax	(1.3)	(1.8)	4.1
Other, net of tax	1.9	(0.4)	(0.4)
Other comprehensive income (loss)	46.7	(52.6)	(8.2)
Comprehensive income	$814.1	$871.4	$413.5
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$576.7	$364.8
Receivables, net	615.3	615.3
Inventories, net	361.7	518.0
Prepaid expenses	21.2	22.4
Other current assets	107.6	124.7
Assets held for sale	1,725.6	599.8
Total current assets	3,408.1	2,245.0

Property, plant and equipment, net	655.2	602.0
Goodwill	1,202.5	1,177.6
Other intangible assets, net	1,252.9	1,327.5
Other long-term assets	101.3	97.9
Assets held for sale	—	1,772.0
Total assets	$6,620.0	$7,222.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$245.5	$273.5
Accrued and other current liabilities	292.9	290.3
Current portion of debt	402.7	301.7
Contract liabilities	26.4	24.4
Liabilities held for sale	218.8	188.5
Total current liabilities	1,186.3	1,078.4

Long-term liabilities:
Long-term debt, less current portion	1,886.7	2,281.1
Contract liabilities	297.6	270.4
Other long-term liabilities	420.4	473.6
Liabilities held for sale	—	94.1
Total long-term liabilities	2,604.7	3,119.2

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 47.7 and 50.9 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	553.8	512.6
Treasury shares, at cost (30.9 and 27.5 shares, respectively)	(3,326.4)	(2,436.2)
Accumulated other comprehensive loss	(111.1)	(157.8)
Retained earnings	5,634.0	5,027.1
Total stockholders' equity	2,829.0	3,024.4
Total liabilities and equity	$6,620.0	$7,222.0
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income	$767.4	$924.0	$421.7
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	84.3	96.7	92.1
Amortization	120.4	154.6	134.1
Lease expense	28.7	27.9	27.1
Stock-based compensation	41.5	31.2	19.4
Deferred taxes	(71.7)	(33.3)	(5.4)
Loss (gain) on sale of discontinued operations	82.5	(7.0)	8.0
Other operating activities, net	28.8	46.2	14.7
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	1.5	(25.9)	(206.9)
Inventories	158.0	(165.2)	(136.8)
Contract assets	13.7	(18.9)	13.1
Prepaid expenses and other assets	(24.7)	21.6	(34.6)
Accounts payable	(27.0)	(60.5)	85.4
Accrued and other current liabilities	(10.1)	20.0	4.6
Contract liabilities	23.4	27.4	13.1
Other long-term liabilities	(15.4)	(37.9)	(27.9)
Net cash provided by operating activities	1,201.3	1,000.9	421.7

Investing activities:
Proceed from sale of discontinued operation, net of cash disposed	510.6	132.0	247.7
Capital expenditures	(142.2)	(183.5)	(134.8)
Acquisitions, net of cash acquired	(36.1)	(24.7)	(1,571.3)
Investment in securities	1.1	10.3	(30.2)
Other investing activities, net	19.0	4.8	2.2
Net cash provided by (used in) investing activities	352.4	(61.1)	(1,486.4)

Financing activities:
Proceeds from notes	—	—	842.6
Repayments of notes	(300.0)	(350.0)	—
Borrowings from revolving credit facility	84.0	—	650.0
Repayments of revolving credit facility	(84.0)	—	(650.0)
Repurchases of common stock	(900.0)	(400.0)	(315.6)
Dividends paid	(160.3)	(134.4)	(112.5)
Proceeds from exercise of stock options	25.7	40.4	85.9
Withholding tax paid related to stock-based compensation	(11.7)	(14.7)	(8.5)
Financing costs	—	—	(1.7)
Other financing activities, net	(3.4)	(3.3)	(2.1)
Net cash (used in) provided by financing activities	(1,349.7)	(862.0)	488.1

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.5	(2.2)	(1.2)
Change in cash and cash equivalents	205.5	75.6	(577.8)
Less: change in cash and cash equivalents of discontinued operations	(6.4)	9.9	(26.0)
Cash and cash equivalents at beginning of period	364.8	299.1	850.9
Cash and cash equivalents at end of period	$576.7	$364.8	$299.1
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock Outstanding		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
	Shares	Amount				Shares	Cost
Balance as of January 1, 2021	52.9	$78.7	$441.7	$(97.0)	$3,928.7	25.5	$(1,814.4)	$2,537.7
Net income	—	—	—	—	421.7	—	—	421.7
Other comprehensive income, net of tax	—	—	—	(8.2)	—	—	—	(8.2)
Dividends - $2.13 per share	—	—	—	—	(112.7)	—	—	(112.7)
Repurchases of common stock	(1.9)	—	—	—	—	1.9	(315.6)	(315.6)
Issuances and deferrals, net for stock-based compensation(1)	1.0	—	39.8	—	—	(1.0)	66.8	106.6
Balance as of December 31, 2021	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	924.0	—	—	924.0
Other comprehensive loss, net of tax	—	—	—	(52.6)	—	—	—	(52.6)
Dividends - $2.58 per share	—	—	—	—	(134.6)	—	—	(134.6)
Repurchases of common stock	(1.6)	—	—	—	—	1.6	(400.0)	(400.0)
Issuances and deferrals, net for stock-based compensation(1)	0.5	—	31.1	—	—	(0.5)	27.0	58.1
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	767.4	—	—	767.4
Other comprehensive loss, net of tax	—	—	—	46.7	—	—	—	46.7
Dividends - $3.20 per share	—	—	—	—	(160.5)	—	—	(160.5)
Repurchases of common stock	(3.5)	—	—	—	—	3.5	(900.0)	(900.0)
Issuances and deferrals, net for stock-based compensation(1)	0.3	—	41.2	—	—	(0.1)	9.8	51.0
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
 See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1—Summary of Accounting Policies
Nature of Business
Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a manufacturer and supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through its building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, delivers innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company has reclassified certain prior periods' amounts to conform with the current period presentation on the Consolidated Statements of Cash Flows to reclassify loss (gain) on sale of discontinued operations from other operating activities, net to a separately disclosed line item. The Company reclassified certain prior periods' amounts to conform with the current presentation of geographic area information for long-lived assets in Note 2—Segment Information to aggregate the United Kingdom long-lived assets into Europe, and aggregate the Asia long-lived assets into other. The Company reclassified certain prior periods' amounts to conform with the current presentation of the revenues by end market in Note 6—Revenue Recognition to reflect the nature of revenues in information regularly reviewed by the Company. The Company reclassified certain prior periods' amounts to conform with the current presentation of the deferred tax assets (liabilities), net information in Note 8—Income Taxes to aggregate the inventory reserves and allowance for credit losses into other, net.
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
Discontinued Operations
The results of operations for the Company's Carlisle Brake & Friction ("CBF"), Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") businesses have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Income. Assets and liabilities subject to the sale of CFT and the pending sale of CIT have been reclassified as held for sale for all periods presented in the Consolidated Balance Sheets. Refer to Note 4 for additional information.
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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted-average life of the contracts as of December 31, 2023, is approximately 20 years.
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
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CWT	Total
Balance as of December 31, 2021	$2.1	$1.0	$3.1
Current period provision	0.7	1.7	2.4
Amounts written off	(0.4)	(0.1)	(0.5)
Balance as of December 31, 2022	$2.4	$2.6	$5.0
Current period provision	0.1	(0.4)	(0.3)
Amounts written off	(0.2)	(0.6)	(0.8)
Balance as of December 31, 2023	$2.3	$1.6	$3.9
Inventories
Inventories are valued at lower of cost and net realizable value with cost determined primarily on an average cost basis. Cost of inventories includes direct as well as certain indirect costs associated with the acquisition and production process. These costs include raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials, depreciation and amortization related to property, plant and equipment, and other intangible assets used directly and indirectly in the acquisition and production of inventory, and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing the Company’s products for sale. Refer to Note 9 for further information regarding inventories.
Property, Plant and Equipment
Property, plant and equipment are stated at cost including interest costs associated with qualifying capital additions. Costs allocated to property, plant and equipment of acquired companies are based on estimated fair value at the date of acquisition. Depreciation is principally computed on a straight-line basis over the estimated useful lives of the assets. Asset lives are generally 20 to 40 years for buildings, five to 15 years for machinery and equipment and two to 20 years for leasehold improvements. Leasehold improvements are amortized based on the shorter of the underlying lease term or the asset’s estimated useful life. Refer to Note 10 for further information regarding property, plant and equipment.
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
Goodwill is not amortized but is tested annually, or more often if impairment indicators are present, for impairment at a reporting unit level. The Company's annual testing date for goodwill is November 1. The Company determined it had four reporting units within its two reportable segments. As noted earlier, the CFT and CIT businesses and their corresponding reporting units have been reclassified as held for sale for all periods presented.
Refer to Note 11 for additional information regarding goodwill and other intangible assets.
Extended Product Warranty Reserves
The Company offers extended warranty contracts on sales of certain products; the most significant being those offered on its installed roofing and weatherproofing systems. Current costs of services performed under these contracts are expensed as incurred and included in cost of goods sold. The Company would record a reserve within accrued expenses if the total expected costs of providing services at a product line level exceed unamortized deferred revenues. Total expected costs of providing extended product warranty services are actuarially determined using standard quantitative measures based on historical claims experience and management judgment. Refer to Note 6 and Note 12 for additional information regarding deferred revenue and extended product warranties.
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
The defined benefit pension plans’ assets are measured at fair value annually on December 31, unless a remeasurement event occurs in an interim period. The Company uses the market related valuation method to determine the value of plan assets for purposes of determining the expected return on plan assets component of net periodic benefit cost. The market related valuation method recognizes the change of the fair value of the plan assets over five years. If actual experience differs from these long-term assumptions, the difference is recorded as an actuarial gain (loss) and amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease. Refer to Note 14 for additional information regarding these plans and the associated plan assets.

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
Right-of-use assets ("ROU assets") represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed and known lease payments over the lease term. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets. Refer to Note 16 for additional information regarding leases.
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
The Company maintains occurrence-based insurance contracts related to certain contingent losses primarily workers’ compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits as part of its risk management strategy. The Company records a recovery under these insurance contracts when such recovery is deemed probable. Insurance proceeds in excess of realized losses are gain contingencies and not recorded until realized. Refer to Note 16 for additional information regarding contingencies and insurance recoveries.
Derivative Instruments and Hedge Accounting
From time to time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under GAAP, the changes in fair value period-to-period, less any excluded components, are classified in accumulated other comprehensive income, until the underlying transaction being hedged impacts earnings. The excluded components are recorded in current period income (loss). For those instruments that are designated and qualify as fair value hedges under GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or do not qualify as hedges under GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating (income) expense, net. Refer to Note 17 for a description of the Company's current derivative instrument and hedging activities.
New Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The

Company plans to adopt the standard on January 1, 2024 and is evaluating the impact on the Consolidated Financial Statements, but does not anticipate that it will have a material impact.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and has not yet determined the impact on the Consolidated Financial Statements.
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
Carlisle Weatherproofing Technologies ("CWT")—this segment produces building envelope solutions that effectively drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium products for a variety of industrial and surfacing applications.
Summary financial information by reportable segment follows:

(in millions)	Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
2023
Carlisle Construction Materials	$3,253.4	$913.9	$57.0	$84.5
Carlisle Weatherproofing Technologies	1,333.5	187.9	88.1	26.0
Segment Total	4,586.9	1,101.8	145.1	110.5
Corporate and unallocated (1)	—	(119.0)	6.0	0.3
Total	$4,586.9	$982.8	$151.1	$110.8
2022
Carlisle Construction Materials	$3,885.2	$1,175.0	$55.6	$135.1
Carlisle Weatherproofing Technologies	1,564.2	128.6	97.1	21.6
Segment Total	5,449.4	1,303.6	152.7	156.7
Corporate and unallocated (1)	—	(98.8)	5.9	2.1
Total	$5,449.4	$1,204.8	$158.6	$158.8
2021
Carlisle Construction Materials	$2,846.2	$619.9	$52.7	$83.8
Carlisle Weatherproofing Technologies	990.5	64.4	61.3	19.3
Segment Total	3,836.7	684.3	114.0	103.1
Corporate and unallocated (1)	—	(110.9)	5.7	2.4
Total	$3,836.7	$573.4	$119.7	$105.5
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
The Company does not report total assets by segment as this is not a metric used to allocate resources or evaluate segment performance.

Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2023	December 31, 2022
United States	$654.8	$603.1
International:
Europe	79.6	75.2
Other	21.3	20.1
Total long-lived assets	$755.7	$698.4
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2023
(in millions)	CCM	CWT	Total
United States	$2,949.3	$1,180.8	$4,130.1
International:
Europe	192.7	19.1	211.8
North America (excluding U.S.)	85.4	112.6	198.0
Asia and Middle East	17.4	8.8	26.2
Africa	1.6	5.5	7.1
Other	7.0	6.7	13.7
Total international	304.1	152.7	456.8
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
United States	$3,526.2	$1,397.8	$4,924.0
International:
Europe	233.8	18.8	252.6
North America (excluding U.S.)	98.0	127.8	225.8
Asia and Middle East	15.1	9.0	24.1
Africa	1.6	4.3	5.9
Other	10.5	6.5	17.0
Total international	359.0	166.4	525.4
Total revenues	$3,885.2	$1,564.2	$5,449.4

	2021
(in millions)	CCM	CWT	Total
United States	$2,525.2	$888.1	$3,413.3
International:
Europe	225.5	18.4	243.9
North America (excluding U.S.)	72.3	64.2	136.5
Asia and Middle East	15.9	9.6	25.5
Africa	1.7	5.4	7.1
Other	5.6	4.8	10.4
Total international	321.0	102.4	423.4
Total revenues	$2,846.2	$990.5	$3,836.7
Customer Information
Revenues from Beacon Roofing Supply, Inc. accounted for approximately 16.4%, 13.2% and 15.3% of the Company’s consolidated revenues during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 15.3%, 13.2% and 15.6% of the Company's consolidated revenues during the years ended December 31, 2023, 2022 and 2021, respectively. Sales to both of these customers originate in the CCM and CWT segments. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021.

Note 3—Acquisitions
2023 Acquisition
Polar Industries
On November 8, 2023, the Company acquired select assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”), for consideration of $36.1 million, subject to post-closing adjustments, which are expected to be finalized in the first quarter of 2024. Polar is a manufacturer of expanded polystyrene and graphite polystyrene for residential and commercial application.
For the period from November 8, 2023 to December 31, 2023, the related product lines contributed revenues of $2.4 million and operating income of $0.1 million. The results of operations of Polar are reported within the CWT segment.
Consideration of $20.6 million has been preliminarily allocated to goodwill, all of which is deductible for tax purposes. All of the goodwill was assigned to the CWT reporting unit. Consideration of $2.6 million has been allocated to customer relationships, with a useful life of nine years, $9.7 million to property, plant and equipment, $1.8 million to inventory, $1.8 million to accounts receivable, $0.2 million to accounts payable and $0.2 million to accrued and other current liabilities.
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
For the period from February 1, 2022 to December 31, 2022, the related product lines contributed revenues of $12.0 million, and operating income of $0.2 million. The results of operations of MBTech are reported within the CWT segment.
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
2021 Acquisitions
ASP Henry Holdings, Inc
On September 1, 2021, the Company acquired ASP Henry Holdings, Inc. (“Henry”), a leading provider of building envelope systems, for consideration of $1,605.6 million, including $34.3 million of cash acquired and post-closing adjustments, which were finalized in the fourth quarter of 2021. The Company funded the acquisition with borrowings from its Fourth Amended and Restated Credit Agreement and cash on hand. The Company subsequently repaid the borrowings with proceeds from its public offering of $300.0 million in aggregate principal amount of its 0.55% senior notes due in September 2023 and $550.0 million in aggregate principal amount of its 2.20% senior notes due in March 2032 (refer to Note 13).
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
The unaudited combined pro forma financial information presented below includes revenues and income from continuing operations, net of tax, of the Company as if the business combination had occurred on January 1, 2020, based on the purchases price allocation presented below:

Unaudited Pro Forma
Year ended December 31,
(in millions)	2021
Revenues	$4,197.0
Income from continuing operations, net of tax	$407.5
The pro forma financial information reflects adjustments to Henry's historical financial information to apply the Company's accounting policies and to reflect the additional depreciation and amortization related to the fair value adjustments of the acquired net assets of $36.7 million for the year ended December 31, 2021, together with the associated tax effect. The pro forma financial information also reflects cost of goods sold related to the fair valuation of inventory described above, and $22.2 million of acquisition-related costs primarily related to professional fees, as if they occurred in 2020.
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
Note 4—Discontinued Operations
On October 2, 2023, the Company completed the sale of CFT for proceeds of $520 million, subject to certain adjustments which are expected to be finalized in the first quarter of 2024. On September 7, 2023, the Company announced that it commenced a process to sell CIT. The sales of CFT and CIT are consistent with the Company's pivot to a pure play building products company employing a capital allocation approach to its highest returning businesses.
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
A summary of the results from discontinued operations included in the Consolidated Statements of Income and Comprehensive Income follows:

	2023
(in millions)	CIT	CFT	Other	Total
Revenues	$886.1	$227.1	$—	$1,113.2

Cost of goods sold	666.9	129.2	—	796.1
Impairment	—	24.8		24.8
Other operating expenses, net	119.7	55.8	—	175.5
Operating income	99.5	17.3	—	116.8
Other non-operating (income) expense, net	(0.5)	—	1.8	1.3
Income (loss) from discontinued operations before income taxes and loss on sale	100.0	17.3	(1.8)	115.5
Pre-close transaction expenses(1)	11.3	—	—	11.3
Loss on sale of discontinued operations	—	82.5	—	82.5
Income (loss) from discontinued operations before income taxes	88.7	(65.2)	(1.8)	21.7
Provision for (benefit from) income taxes	1.3	(26.2)	(1.9)	(26.8)
Income (loss) from discontinued operations	$87.4	$(39.0)	$0.1	$48.5
(1)Includes legal fees and stock-based compensation expenses directly related to the sale incurred prior to the close of the transaction. Upon close of the transaction, these expenses are incorporated into the (gain)/loss on sale of discontinued operations.

	2022
(in millions)	CIT	CFT		CBF	Total
Revenues	$845.4	$297.1		$—	$1,142.5

Cost of goods sold	669.3	181.8		—	851.1
Other operating expenses, net	141.0	79.5		—	220.5
Operating income	35.1	35.8		—	70.9
Other non-operating (income) expense, net	(1.1)	—		12.4	11.3
Income (loss) from discontinued operations before income taxes and gain on sale	36.2	35.8		(12.4)	59.6
Gain on sale of discontinued operations	—	—		(7.0)	(7.0)
Income (loss) from discontinued operations before income taxes	36.2	35.8		(5.4)	66.6
Provision for (benefit from) income taxes	2.0	2.8		(4.2)	0.6
Income (loss) from discontinued operations	$34.2	$33.0	0	$(1.2)	$66.0

	2021
(in millions)	CIT	CFT	CBF	Other	Total
Revenues	$687.8	$285.8	$219.7	$—	$1,193.3

Cost of goods sold	576.8	177.4	171.3	—	925.5
Other operating expenses, net	138.4	87.0	30.1	0.2	255.7
Operating (loss) income	(27.4)	21.4	18.3	(0.2)	12.1
Other non-operating (income) expense, net	(0.3)	1.7	0.2	—	1.6
(Loss) income from discontinued operations before income taxes and loss on sale	(27.1)	19.7	18.1	(0.2)	10.5
Loss on sale of discontinued operations	—	—	8.0	—	8.0
(Loss) income from discontinued operations before income taxes	(27.1)	19.7	10.1	(0.2)	2.5
(Benefit from) provision for income taxes	(12.6)	3.8	(24.8)	—	(33.6)
(Loss) income from discontinued operations	$(14.5)	$15.9	$34.9	$(0.2)	$36.1

A summary of the carrying amounts of major assets and liabilities classified as held for sale in the Consolidated Balance Sheets follows:

(in millions)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$28.8	$35.2
Receivables, net	145.5	213.8
Inventories, net	149.5	230.8
Contract assets	75.9	90.7
Prepaid and other current assets	23.7	29.3
Total current assets		599.8

Property, plant, and equipment, net	183.4	220.7
Goodwill	838.0	1,023.1
Other intangible assets, net	259.3	509.8
Other long-term assets	21.5	18.4
Total long-term assets		1,772.0
Total assets of the disposal group classified as held for sale(1)	$1,725.6	$2,371.8

LIABILITIES
Accounts payable	$84.3	$97.0
Contract liabilities	1.4	15.8
Accrued liabilities and other	52.4	75.7
Total current liabilities		188.5

Other long-term liabilities	80.7	94.1
Total long-term liabilities		94.1
Total liabilities of the disposal group classified as held for sale(1)	$218.8	$282.6
(1)The assets and liabilities of the disposal group classified as held for sale are classified as current on the December 31, 2023 Consolidated Balance Sheet as it is probable that the sale will occur and proceeds will be collected within one year.
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

	2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$113.3	$50.7	$0.1	$164.1
Net cash (used in) provided by investing activities	(28.8)	509.0		480.2
Net cash used in financing activities(1)	(79.6)	(571.0)	(0.1)	(650.7)
Change in cash and cash equivalents from discontinued operations	4.9	(11.3)	—	(6.4)
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$28.8	$—	$—	$28.8

	2022
(in millions)	CIT	CFT	CBF	Total
Net cash provided by (used in) operating activities	$42.9	$25.8	$(8.2)	$60.5
Net cash (used in) provided by investing activities	(18.3)	(4.5)	132.0	109.2
Net cash used in financing activities(1)	(15.3)	(20.7)	(123.8)	(159.8)
Change in cash and cash equivalents from discontinued operations	9.3	0.6	—	9.9
Cash and cash equivalents from discontinued operations at beginning of period	14.6	10.7	—	25.3
Cash and cash equivalents from discontinued operations at end of period	$23.9	$11.3	$—	$35.2

	2021
(in millions)	CIT	CFT	CBF	Total
Net cash provided by operating activities	$55.6	$25.9	$8.1	$89.6
Net cash (used in) provided by investing activities	(15.4)	(5.3)	241.0	220.3
Net cash used in financing activities(1)	(58.0)	(23.7)	(254.2)	(335.9)
Change in cash and cash equivalents from discontinued operations	(17.8)	(3.1)	(5.1)	(26.0)
Cash and cash equivalents from discontinued operations at beginning of period	32.4	13.8	5.1	51.3
Cash and cash equivalents from discontinued operations at end of period	$14.6	$10.7	$—	$25.3
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

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions, except per share amounts and percentages)	2023	2022	2021
Income from continuing operations	$718.9	$858.0	$385.6
Less: dividends declared	160.5	134.6	112.7
Undistributed earnings	558.4	723.4	272.9
Percent allocated to common stockholders(1)	99.8%	99.8%	99.7%
Undistributed earnings allocated to common stockholders	557.1	721.8	272.1
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	160.2	134.3	112.4
Income from continuing operations attributable to common stockholders	$717.3	$856.1	$384.5

Shares:
Basic weighted-average shares outstanding	49.9	51.8	52.5
Effect of dilutive securities:
Performance awards	0.1	0.2	0.2
Stock options	0.4	0.5	0.5
Diluted weighted-average shares outstanding	50.4	52.5	53.2

Per share income from continuing operations attributable to common shares:
Basic	$14.38	$16.53	$7.33
Diluted	$14.22	$16.30	$7.23

(1) Basic weighted-average shares outstanding	49.9	51.8	52.5
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	50.0	51.9	52.6
Percent allocated to common stockholders	99.8%	99.8%	99.7%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions)	2023	2022	2021
Income from discontinued operations attributable to common stockholders for basic and dilutive earnings per share	$48.5	$65.8	$36.0
Net income attributable to common stockholders for basic and diluted earnings per share	$765.6	$921.8	$420.5
Anti-dilutive stock options excluded from earnings per share calculation (1)	0.6	0.2	0.1
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
The Company’s performance obligations are satisfied, and control is transferred, either at a point in time or over time as work progresses. For the majority of the Company’s products, control is transferred, and revenue is recognized when the product is shipped from the manufacturing facility or delivered to the customer, depending on shipping terms. Revenue is recognized over time primarily for separately priced extended service warranties in the CCM and CWT segments. Revenues for separately priced extended service warranties are recognized over the life of the contract. A summary of the timing of revenue recognition and reconciliation of disaggregated revenue by reportable segment follows:

	2023
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$3,226.9	$1,333.1	$4,560.0
Services transferred over time	26.5	0.4	26.9
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$3,859.9	$1,563.9	$5,423.8
Services transferred over time	25.3	0.3	25.6
Total revenues	$3,885.2	$1,564.2	$5,449.4

	2021
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$2,821.7	$990.4	$3,812.1
Services transferred over time	24.5	0.1	24.6
Total revenues	$2,846.2	$990.5	$3,836.7
Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023 follows:

(in millions)	2024	2025	2026	2027	2028	Thereafter
Extended service warranties	$26.8	$25.9	$24.9	$23.9	$22.8	$199.7
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
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities follows:

(in millions)	2023	2022	2021
Balance as of January 1	$294.8	$273.3	$258.4
Revenue recognized	(26.9)	(25.6)	(24.6)
Revenue deferred	56.1	47.1	36.9
Acquired liabilities	—	—	2.6
Balance as of December 31	$324.0	$294.8	$273.3

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,986.0	$543.9	$3,529.9
Residential	267.4	667.8	935.2
Total construction	3,253.4	1,211.7	4,465.1
Heavy equipment	—	104.3	104.3
General industrial and other	—	17.5	17.5
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$3,583.8	$613.7	$4,197.5
Residential	301.4	762.2	1,063.6
Total construction	3,885.2	1,375.9	5,261.1
Heavy equipment	—	105.9	105.9
General industrial and other	—	82.4	82.4
Total revenues	$3,885.2	$1,564.2	$5,449.4

	2021
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,608.6	$383.0	$2,991.6
Residential	237.6	425.9	663.5
Total construction	2,846.2	808.9	3,655.1
Heavy equipment	—	100.1	100.1
General industrial and other	—	81.5	81.5
Total revenues	$2,846.2	$990.5	$3,836.7
Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program, as amended and restated effective January 1, 2022 (the “Program”), under which the Company may award stock options and other equity-based incentives to the Company’s directors, officers, employees or consultants. The Program was originally approved by the Company’s stockholders in 1988. The Company’s stockholders subsequently approved increases in the number of shares available for issuance under the Program in 2009, 2012, 2015 and 2022. As of December 31, 2023, 1.4 million shares remained available for issuance under the Program, and 0.6 million of those shares were available for grant as restricted shares, performance shares or other “full value” awards.
During the year ended December 31, 2023, the Company awarded 179 thousand stock options, 50 thousand restricted stock awards and 35 thousand performance share awards as part of the Program with an aggregate grant-date fair value of approximately $38.7 million to be recognized over the requisite service period for each award.

Stock-based compensation cost by award type follows:

(in millions)	2023	2022	2021
Stock option awards	$14.4	$10.2	$7.0
Restricted stock awards	8.3	7.2	6.7
Performance share awards	8.8	8.3	6.9
Stock appreciation rights	—	—	4.2
Total stock-based compensation cost incurred	31.5	25.7	24.8
Capitalized cost during the period	(4.5)	(1.9)	(4.5)
Amortization of capitalized cost during the period	4.7	1.2	6.7
Total stock-based compensation expense	$31.7	$25.0	$27.0
Income tax benefit	$11.4	$11.5	$19.1
In 2022, Carlisle's Board of Directors (the "Board") authorized a broad-based grant of stock options to U.S. employees. This grant contributed $6.7 million and $2.9 million to stock-based compensation costs for the years ended December 31, 2023 and 2022, respectively. $0.5 million and $0.7 million of compensation costs were capitalized to inventory as of December 31, 2023 and 2022, respectively. Inventory is recognized in costs of goods sold when that related inventory is sold.
In 2018, the Board authorized a broad-based grant of stock options to U.S. employees and stock appreciation rights to employees outside of the U.S. This grant contributed $4.6 million to stock-based compensation costs for the year ended December 31, 2021.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost from continuing operations related to stock options of $17.5 million as of December 31, 2023, is to be recognized over a weighted-average period of 1.7 years.
The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of its stock options. The BSM relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts and percentages)	2023	2022 Broad-based Grant	2022	2021
Expected dividend yield	1.2%	1.0%	0.9%	1.4%
Expected term (in years)	4.6	3.8	4.7	4.9
Expected volatility	32.4%	31.9%	29.1%	28.7%
Risk-free interest rate	3.6%	3.9%	1.8%	0.4%
Weighted-average grant date fair value (per share)	$74.20	$80.23	$55.96	$32.51
Fair value of options granted	$13.3	$40.4	$12.8	$11.8
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

A summary of stock options outstanding and activity follows:

	Number of Units (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1,586	$193.17
Options granted	179	250.84
Options exercised	(186)	136.59
Options forfeited / expired	(146)	271.09
Outstanding as of December 31, 2023	1,433	199.79	6.9	$161.4
Vested and exercisable as of December 31, 2023	711	145.57	5.4	$118.7
Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2023	2022	2021
Intrinsic value of options exercised	$23.5	$57.9	$72.8
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost from continuing operations related to restricted stock of $8.6 million as of December 31, 2023, is to be recognized over a weighted-average period of 1.7 years.
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	125	$174.34
Shares granted	50	250.83
Shares vested	(43)	166.69
Shares forfeited	(6)	198.51
Outstanding as of December 31, 2023	126	205.96	0.9	$39.4
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2023	2022	2021
Weighted-average grant date fair value (per share)	$250.83	$227.44	$154.23
Intrinsic value of restricted stock exercised	10.7	15.7	11.8
Performance Share Awards
Performance shares are granted for a three-year performance period, after which the actual number of performance shares earned by an employee is determined by the Company's attainment of a management objective which is based on the Company’s relative total stockholder return versus the S&P Midcap 400 Index® over a three-year time period. Unrecognized compensation cost from continuing operations related to performance share awards of $10.2 million as of December 31, 2023, is to be recognized over a weighted-average period of 1.8 years.
For purposes of determining diluted earnings per share, the performance share awards are considered contingently issuable shares and are included in diluted earnings per share based upon the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period. Refer to Note 5 for further information regarding earnings per share computations.
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

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	128	$244.25
Awards granted	35	368.47
Awards vested	(79)	222.47
Awards converted	39	222.47
Awards forfeited	(5)	310.83
Outstanding as of December 31, 2023	118	285.97	0.8	$36.9
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2023	2022	2021
Weighted-average grant date fair value (per share)	$368.47	$313.77	$213.13
Intrinsic value of performance share awards exercised	19.9	22.0	13.3
Stock Appreciation Rights
Stock appreciation rights issued under the 2018 one-time grant discussed above, vested and were settled in cash on May 2, 2021, for $22.2 million.
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants have elected to defer an aggregate of 63 thousand and 72 thousand shares of Company common stock as of December 31, 2023 and 2022, respectively. Company stock held for future issuance of vested awards is classified as additional paid in capital in the Consolidated Balance Sheets and is recorded at vest date fair value. Such deferred shares are included in basic earnings per share.
Note 8—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2023	2022	2021
Continuing operations:
U.S. domestic	$924.1	$1,099.5	$465.2
Foreign	6.3	24.2	24.7
Income from continuing operations before income taxes	930.4	1,123.7	489.9

Discontinued operations:
U.S. domestic	(121.9)	(9.3)	(165.1)
Foreign	143.6	75.9	167.6
Income from discontinued operations before income taxes	21.7	66.6	2.5

Total income before income taxes	$952.1	$1,190.3	$492.4

The provision for income taxes from continuing operations consists of the following:

(in millions)	2023	2022	2021
Current provision:
Federal and state	$235.2	$280.1	$99.8
Foreign	4.5	8.4	7.4
Total current provision	239.7	288.5	107.2

Deferred (benefit) provision:
Federal and state	(20.2)	(19.1)	0.4
Foreign	(8.0)	(3.7)	(3.3)
Total deferred (benefit) provision	(28.2)	(22.8)	(2.9)

Total provision for income taxes	$211.5	$265.7	$104.3
Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions, except percentages)	2023	2022	2021
Taxes at U.S. statutory rate	$195.4	$236.0	$102.9
State and local taxes, net of federal income tax benefit	31.4	39.5	16.1
Equity compensation windfall	(3.3)	(4.6)	(10.8)
Change in unrecognized tax benefit	(2.3)	(1.9)	(7.5)
Other, net	(9.7)	(3.3)	3.6
Provision for income taxes	$211.5	$265.7	$104.3
Effective income tax rate on continuing operations	22.7%	23.6%	21.3%
Cash payments for income taxes, net of refunds, were $247.7 million, $295.8 million and $132.8 million, in 2023, 2022 and 2021, respectively.
Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2023	December 31, 2022
Employee benefits	$33.6	$25.2
Deferred revenue	32.8	27.6
Capitalized research and development costs	20.6	16.6
U.S. state tax attributes	13.7	13.2
Lease liabilities	13.3	13.7
Non-U.S. tax attributes	10.6	3.8
Warranty reserves	5.7	7.2
U.S. federal tax attributes	5.2	15.2
Other, net	14.9	15.4
Gross deferred assets	150.4	137.9
Valuation allowances	(15.1)	(23.7)
Deferred tax assets after valuation allowances	135.3	114.2

Intangibles	(314.1)	(354.3)
Property, plant and equipment	(46.8)	(47.4)
Right of use assets	(12.2)	(12.3)
Undistributed foreign earnings	(5.8)	(5.7)
Gross deferred liabilities	(378.9)	(419.7)

Net deferred tax liabilities	$(243.6)	$(305.5)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.

Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2023	December 31, 2022
Other long-term assets	$0.7	$1.5
Other long-term liabilities	(244.3)	(307.0)
Net deferred tax liabilities	$(243.6)	$(305.5)
Valuation Allowances
As of December 31, 2023, the Company had foreign tax credit carryforwards for U.S. federal tax purposes of $5.2 million, which begin to expire in 2025. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance. As of December 31, 2023, the Company also had a deferred tax asset for state tax attributes of approximately $13.7 million, which begin to expire in 2025, comprised of net operating loss ("NOL"), credits, and capital loss carryforwards. The Company believes that it is likely that the capital losses and certain of the state NOLs will expire unused and therefore has established a valuation allowance of approximately $9.2 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to carryforwards in foreign jurisdictions of approximately $10.6 million, comprised of NOL and interest expense carryforwards, which begin to expire in 2025. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $0.7 million.
Undistributed Foreign Earnings
The Company has determined that an amount attributable to certain foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $5.8 million. It is not practicable to calculate deferred tax balances on other basis differences.
Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2023	2022	2021
Balance as of January 1	$6.4	$7.3	$13.1
Additions based on tax positions related to current year	3.3	0.9	0.7
Reductions due to statute of limitations	(2.7)	(1.8)	(6.5)
Adjustments for tax positions of prior years	—	0.2	—
Reductions due to settlements	(0.2)	(0.2)	—
Adjustments due to foreign exchange rates	0.5	—	—
Balance as of December 31	$7.3	$6.4	$7.3
If the unrecognized tax benefits as of December 31, 2023, were to be recognized, approximately $6.7 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending December 31, 2023, 2022 and 2021 were $1.2 million, $2.3 million and $2.4 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company participates in the IRS compliance assurance program and is currently up to date.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2017. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2012. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, the Company believes that within the next 12 months it is reasonably possible that previously unrecognized tax benefits could decrease by approximately $0.5 million to $1.5 million. These previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and various state matters.
Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two will be effective beginning in calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While we do not expect Pillar Two to have a material impact on our effective tax rate, our analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.
The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, knows as the “CAMT”. The CAMT does not impact the Consolidated Financial Statements for 2023. The Company will continue to evaluate the impact of CAMT on future years.
Note 9—Inventories, net

(in millions)	December 31, 2023	December 31, 2022
Raw materials	$120.9	$217.7
Work-in-process	26.2	28.0
Finished goods	222.5	281.2
Reserves	(7.9)	(8.9)
Inventories, net	$361.7	$518.0
Note 10—Property, Plant and Equipment, net

(in millions)	December 31, 2023	December 31, 2022
Land	$49.8	$49.0
Buildings and leasehold improvements	464.6	369.0
Machinery and equipment	684.6	615.9
Projects in progress	104.8	158.9
Property, plant and equipment, gross	1,303.8	1,192.8
Accumulated depreciation	(648.6)	(590.8)
Property, plant and equipment, net	$655.2	$602.0
Capitalized interest totaled $3.0 million, $2.8 million and $1.5 million for 2023, 2022 and 2021, respectively.

Note 11—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by reportable segment follows:

(in millions)	CCM	CWT	Total
Balance as of December 31, 2021	$1,172.6	$—	$1,172.6
Goodwill acquired during year (1)	12.5	—	12.5
Measurement period adjustments	1.3	—	1.3
Change in reportable segments(2)	(254.6)	254.6	—
Currency translation and other	1.0	(9.8)	(8.8)
Balance as of December 31, 2022	$932.8	$244.8	$1,177.6
Goodwill acquired during year (1)	—	20.6	20.6
Currency translation and other	1.9	2.4	4.3
Balance as of December 31, 2023	$934.7	$267.8	$1,202.5
(1)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.
(2)In 2022, the CCM reporting unit, which aligned with the CCM reportable segment, was divided into four reporting units. The goodwill previously assigned to the CCM reporting unit was allocated to the new reporting units based on their relative fair values. CCM Commercial Roofing, CCM Architectural Metals and CCM Europe reporting units are within the CCM reportable segment. The CWT reporting unit aligns with the CWT reportable segment.
Other Intangible Assets, net

	December 31, 2023			December 31, 2022
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,209.8	$(298.9)	$910.9	$1,202.6	$(222.0)	$980.6
Technology and intellectual property	146.7	(97.6)	49.1	145.5	(94.8)	50.7
Trade names and other	88.2	(49.5)	38.7	85.1	(42.0)	43.1
Assets not subject to amortization:
Trade names	254.2	—	254.2	253.1	—	253.1
Other intangible assets, net	$1,698.9	$(446.0)	$1,252.9	$1,686.3	$(358.8)	$1,327.5
The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2023, follows (in years):

Customer relationships	14.3
Technology and intellectual property	8.4
Trade names and other	7.7
Total assets subject to amortization	13.8
Intangible assets subject to amortization as of December 31, 2023, will be amortized as follows:

(in millions)	2024	2025	2026	2027	2028	Thereafter
Estimated future amortization expense	$91.4	$90.7	$81.9	$76.2	$74.9	$583.6
The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2023	December 31, 2022
Carlisle Construction Materials	$121.1	$129.1
Carlisle Weatherproofing Technologies	1,127.6	1,192.2
Corporate	4.2	6.2
Total	$1,252.9	$1,327.5

Note 12—Accrued and Other Current Liabilities

(in millions)	December 31, 2023	December 31, 2022
Customer incentives	$112.7	$122.9
Compensation and benefits	77.2	83.3
Standard product warranties	24.9	25.2
Income and other accrued taxes	19.9	8.1
Other accrued liabilities	58.2	50.8
Accrued and other current liabilities	$292.9	$290.3
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems and weatherproofing systems. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	2023	2022
Balance as of January 1	$25.2	$26.0
Provision	15.0	10.3
Claims	(15.4)	(10.8)
Foreign exchange	0.1	(0.3)
Balance as of December 31	$24.9	$25.2

Note 13—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
2.20% Notes due 2032	$550.0	$550.0	$445.9	$417.5
2.75% Notes due 2030	750.0	750.0	666.2	622.3
3.75% Notes due 2027	600.0	600.0	575.2	557.4
3.50% Notes due 2024	400.0	400.0	392.5	386.9
0.55% Notes due 2023	—	300.0	—	290.7
Unamortized discount, debt issuance costs and other	(10.6)	(17.2)
Total long term-debt	2,289.4	2,582.8
Less: current portion of debt	402.7	301.7
Long term-debt, less current portion	$1,886.7	$2,281.1
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, debt instruments are classified as Level 2 in the fair value hierarchy.
2.20% Notes Due 2032
On September 28, 2021, the Company completed a public offering of $550.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 2.20% due March 1, 2032 (the “2032 Notes”). The 2032 Notes were issued at a discount of $4.8 million, resulting in proceeds to the Company of $545.2 million. The Company incurred costs to issue the 2032 Notes of approximately $1.1 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2032 Notes. Interest is payable each March 1 and September 1.
2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected net within long-term debt on the Consolidated Balance Sheets and the loss on treasury locks of $16.4 million is reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1.
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
0.55% Notes Due 2023
On September 28, 2021, the Company completed a public offering of $300.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 0.55% due September 1, 2023 (the “2023 Notes”) and callable beginning on September 1, 2022. The 2023 Notes were issued at a discount of $2.6 million, resulting in proceeds to the Company of $297.4 million. The Company incurred costs to issue the 2023 Notes of approximately $0.6 million, inclusive of credit rating agencies’ and attorneys’ fees and other costs. Both the discount and issuance costs were amortized to interest expense over the life of the 2023 Notes. Interest was paid each March 1 and September 1.
On September 1, 2023, the Company redeemed in full the 2023 Notes at the redemption price of $300.8 million, consisting of the principal amount of $300.0 million and $0.8 million of interest.
Notes Terms and Redemption Features
The 2032, 2030, 2027, and 2024 Notes (collectively, the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

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

Revolving Credit Facility
On February 5, 2020, the Company entered into the Company's Fourth Amended and Restated Credit Agreement administered by JPMorgan Chase Bank, N.A. to, among other things, extend the maturity date of the Facility (as defined below) from February 21, 2022, to February 5, 2025.
On September 14, 2021, the Company entered into a first amendment to the Fourth Amended and Restated Credit Agreement to, among other things, revise the referenced benchmark interest rates to provide for a successor interest rate to LIBOR due to the cessation of certain LIBOR rates as of December 31, 2021.
On June 15, 2023, the Company entered into a second amendment to the Company's Fourth Amended and Restated Credit Agreement (as amended, the "Facility") to implement, effective as of July 1, 2023, a replacement of the benchmark interest rates following the cessation of certain LIBOR rates. The benchmark rate for loans denominated in (i) U.S. dollars is Term SOFR, (ii) Canadian dollars is CDOR, (iii) sterling is SONIA, (iv) euros is EURIBOR and (v) yen is TIBOR.
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
As of December 31, 2023, the Company had no borrowings and $1.0 billion available under the Facility. During 2023, borrowings and repayments under the Facility totaled $84.0 million, with a weighted average interest rate of 6.61%. During 2022, there were no borrowings or repayments under the Facility.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various restrictive covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2023 and 2022.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2023, and 2022, the Company had $17.6 million and $15.8 million, in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $92.4 million was available as of December 31, 2023.
Interest Payments
Cash payments for interest were $71.9 million, $82.9 million and $71.9 million in 2023, 2022 and 2021, respectively.
Note 14—Employee Benefit Plans
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

The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	December 31, 2023	December 31, 2022
Discount rate	4.8%	5.0%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2023	2022	2021
Discount rate	5.1%	2.6%	2.2%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.0%	6.6%	6.6%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2023, 2022 and 2021.
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
A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2023	2022
Funded status
Projected benefit obligation
Balance as of January 1	$136.0	$170.0
Change in benefit obligation:
Service cost	2.1	2.3
Interest cost	6.3	3.3
Plan amendments	—	0.2
Actuarial loss (gain)	3.5	(26.6)
Benefits paid	(13.6)	(13.2)
Balance as of December 31	$134.3	$136.0
Fair value of plan assets
Balance as of January 1	$114.9	$149.2
Change in plan assets:
Actual gain (loss) on plan assets	8.4	(24.6)
Company contributions	5.1	3.5
Benefits paid	(13.6)	(13.2)
Balance as of December 31	$114.8	$114.9

Unfunded status as of December 31	$(19.5)	$(21.1)

Accumulated benefit obligation as of December 31	$133.1	$134.8
The Company’s projected benefit obligation includes approximately $20.0 million and $19.0 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2023 and 2022, respectively. The Company’s accumulated benefit obligation includes approximately $18.7 million and $17.7 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2023 and 2022, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2023	December 31, 2022
Other long-term assets	$0.4	$—
Accrued and other current liabilities	(1.5)	(1.5)
Other long-term liabilities	(18.4)	(19.6)
Net pension liabilities	$(19.5)	$(21.1)
The amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2023	December 31, 2022
Unrecognized actuarial losses (gross)	$51.3	$49.2
Unrecognized actuarial losses (net of tax)	39.6	38.1
Unrecognized prior service costs (gross)	0.5	0.6
Unrecognized prior service costs (net of tax)	0.4	0.4
The components of net periodic benefit cost follows:

(in millions)	2023	2022	2021
Service cost	$2.1	$2.3	$3.0
Interest cost	6.3	3.3	2.8
Expected return on plan assets	(8.2)	(9.5)	(9.7)
Amortization of unrecognized net loss	1.3	5.0	6.2
Amortization of unrecognized prior service credit	0.1	—	0.1
Settlement expense	—	—	1.7
Net periodic benefit cost	$1.6	$1.1	$4.1
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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2023	December 31, 2022
Cash	$0.5	$0.6
U.S. treasury bonds	21.8	30.1
Mutual funds:
Equity mutual funds (1)	13.1	13.2
Fixed income mutual funds (2)	79.4	71.0
Total	$114.8	$114.9
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
The Company made contributions of $5.1 million and $3.5 million during 2023 and 2022, respectively. Contributions of $1.5 million in both 2023 and 2022 pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2023 and 2022, however, discretionary contributions of

$3.6 million were made in 2023. During 2024, the Company expects to pay approximately $1.5 million in participant benefits under the executive supplemental and director plans.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2023, follows:

(in millions)	2024	2025	2026	2027	2028	2029-2033
Estimated benefit payments	$16.6	$13.6	$13.8	$13.3	$12.7	$54.5
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $19.9 million, $20.3 million, and $16.9 million in 2023, 2022 and 2021, respectively.
Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in Company common stock. Common shares held by the contribution savings plan follows:

(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Common shares held	0.5	0.6	0.7
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
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under the Deferred Compensation Plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2023, and 2022, the Company had $4.4 million and $4.0 million of cash, respectively, and $11.5 million and $8.1 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	December 31, 2023	December 31, 2022
Other current assets	$0.3	$1.5
Other long-term assets	2.2	3.8
Total recovery receivable	$2.5	$5.3

Accrued and other current liabilities	$1.1	$0.8
Other long-term liabilities	13.4	13.6
Total workers' compensation liability	$14.5	$14.4

Note 15—Other Long-Term Liabilities

(in millions)	December 31, 2023	December 31, 2022
Deferred taxes and other tax liabilities(1)	$253.0	$316.3
Operating lease liabilities(2)	34.8	40.4
Deferred compensation(3)	27.2	21.1
Pension and other post-retirement obligations(3)	19.5	21.3
Long-term workers' compensation(3)	13.4	13.6
Other	72.5	60.9
Other long-term liabilities	$420.4	$473.6
(1)Refer to Note 8 for additional deferred tax discussion.
(2)Refer to Note 16 for additional operating lease liabilities discussion.
(3)Refer to Note 14 for additional pension, deferred compensation and workers' compensation discussion.
Note 16—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to nine years, some of which include one or more options to renew, with renewal terms that can extend the leases to one or 10 years or more. The components of lease cost follow:

(in millions)	2023	2022	2021
Operating lease cost	$21.2	$19.6	$17.6
Variable lease cost	5.5	4.4	3.0
Short-term lease cost	6.9	5.1	3.2
Total lease cost	$33.6	$29.1	$23.8
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets(1)	$50.4	$51.1
Liabilities:
Operating lease liabilities - current(2)	19.8	16.7
Operating lease liabilities - long-term(3)	34.8	40.4
Total lease liabilities	$54.6	$57.1
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.
Maturity of lease liabilities as of December 31, 2023, follow:

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments	$21.8	$16.4	$11.3	$6.2	$2.4	$2.7	$60.8
Less: imputed interest							(6.2)
Total lease liabilities							$54.6
Lease Term and Discount Rate

	December 31, 2023	December 31, 2022
Operating leases:
Weighted-average remaining lease term (in years)	3.5	4.4
Weighted-average discount rate	4.4%	4.2%

Supplemental Cash Flow Information

(in millions)	2023	2022	2021
Operating lease liabilities - cash paid	$19.9	$18.4	$15.6
Operating lease liabilities - right-of-use assets obtained	19.2	18.7	26.3
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2023, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to Note 1 for the Company’s accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may incur expenses for indemnity and defense costs and income from insurance recoveries in different periods, as such recoveries are recorded only if and when it becomes probable that such costs will be covered by insurance.
Henry has also been named as a defendant, along with numerous other defendants, in lawsuits in various courts in which plaintiffs have alleged injury due to exposure to asbestos-containing roofing products produced and sold by Henry and certain of its subsidiaries. Henry is subject to liabilities for indemnity and defense costs associated with these lawsuits. As of December 31, 2023, the Company believes such liabilities are not material to the Company’s financial position, results of operations or operating cash flows. Henry currently maintains insurance coverage and is the beneficiary of other arrangements which provide coverage with respect to certain asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Such insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes.
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
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2023		December 31, 2022
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$(0.9)	$26.6	$0.7	$17.5
Non-designated hedges	(0.6)	56.4	(0.2)	49.1
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
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Derivative contracts and other	Total
Balance as of January 1, 2021	$(36.4)	$(55.0)	$(13.8)	$(105.2)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(7.3)	(50.4)	1.4	(56.3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5.5	—	(1.8)	3.7
Other comprehensive loss	(1.8)	(50.4)	(0.4)	(52.6)
Balance as of December 31, 2022	(38.2)	(105.4)	(14.2)	(157.8)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(2.9)	46.1	1.5	44.7
Amounts reclassified from accumulated other comprehensive income(1)	1.6	—	0.4	2.0
Other comprehensive (loss) income	(1.3)	46.1	1.9	46.7
Balance as of December 31, 2023	$(39.5)	$(59.3)	$(12.3)	$(111.1)
(1)The accrued post-retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits which is included in net periodic benefit cost. Refer to Note 14 for additional pension discussion.

Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of both December 31, 2023, and 2022 the Company had $19.8 million of investment grade bonds. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income, until realized, and the associated cash flows presented as investing cash flows. The Company includes the investments within other current assets in its Consolidated Balance Sheets.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximates fair value because of its short-term nature and generally negligible credit losses (refer to Note 13 for the fair value of long-term debt).
Note 18—Quarterly Financial Data (Unaudited)

	2023
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$892.6	$1,307.0	$1,259.8	$1,127.5	$4,586.9
Gross margin	271.2	477.2	466.1	419.7	1,634.2
Operating income	120.7	308.6	299.9	253.6	982.8
Income from continuing operations	83.6	226.7	216.9	191.7	718.9
Income (loss) from discontinued operations	18.1	(32.1)	48.7	13.8	48.5
Net income	$101.7	$194.6	$265.6	$205.5	$767.4

Basic earnings per share:
Income from continuing operations (1)	$1.63	$4.46	$4.37	$3.96	$14.38
Income (loss) from discontinued operations (1)	0.36	(0.63)	0.98	0.29	0.97
Basic earnings per share (1)	$1.99	$3.83	$5.35	$4.25	$15.35

Diluted earnings per share:
Income from continuing operations (1)	$1.61	$4.42	$4.32	$3.91	$14.22
Income (loss) from discontinued operations (1)	0.35	(0.63)	0.97	0.29	0.96
Diluted earnings per share (1)	$1.96	$3.79	$5.29	$4.20	$15.18
(1)The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.

	2022
(in millions, except per share data)	First	Second	Third	Fourth	Year
Revenues	$1,240.2	$1,562.3	$1,497.0	$1,149.9	$5,449.4
Gross margin	434.8	561.2	514.5	355.5	1,866.0
Operating income	275.2	396.1	324.0	209.5	1,204.8
Income from continuing operations	191.0	280.7	233.3	153.0	858.0
Income from discontinued operations	2.6	20.8	21.4	21.2	66.0
Net income	$193.6	$301.5	$254.7	$174.2	$924.0

Basic earnings per share:
Income from continuing operations(1)	$3.66	$5.41	$4.49	$2.97	$16.53
Income from discontinued operations(1)	0.05	0.40	0.41	0.40	1.27
Basic earnings per share(1)	$3.71	$5.81	$4.90	$3.37	$17.80

Diluted earnings per share:
Income from continuing operations (1)	$3.61	$5.33	$4.42	$2.93	$16.30
Income from discontinued operations(1)	0.05	0.40	0.41	0.40	1.26
Diluted earnings per share (1)	$3.66	$5.73	$4.83	$3.33	$17.56
(1)The sum of quarterly earnings per share amounts may not equal the year due to differences in weighted-average share calculation.
Note 19—Subsequent Events
On January 30, 2024, the Company announced the signing of a definitive agreement to sell CIT to Amphenol Corporation in a transaction valued at $2.025 billion, subject to certain adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close by the end of the second quarter of 2024.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of select assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”) on November 8, 2023. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Polar, which represented less than 1% of total assets as of December 31, 2023, and revenues for the year then ended.
The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal control over financial reporting is included in Item 8.
Item 9B.  Other Information.
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2023.
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

Name	Age	Position with Company	Period of Service
D. Christian Koch	58	Chair of the Board since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
Stephen P. Aldrich	43	Vice President, Chief Accounting Officer since August 2023; Vice President, Financial Planning & Analysis from March 2022 to August 2023; Vice President, Internal Audit from September 2018 to February 2022; Vice President of Finance, Carlisle Fluid Technologies from September 2015 to September 2018; Director of Financial Reporting from February 2014 to September 2015.	February 2012 to date
John E. Berlin	62	President, Carlisle Interconnect Technologies since February 1995.	January 1990 to date
Mehul S. Patel	45	Vice President, Investor Relations since August 2023; Vice President of Finance, Carlisle Weatherproofing Technologies from February 2022 to July 2023; Chief Financial Officer, Henry Company from November 2019 to February 2022.	September 2021 to date
Frank J. Ready	62	President, Carlisle Weatherproofing Technologies since February 2022; President and Chief Executive Officer, Henry Company from November 2014 to February 2022.	September 2021 to date
Stephen F. Schwar	61	President, Carlisle Construction Materials since February 2022; Senior Vice President of Sales and Marketing, Carlisle Construction Materials from October 2021 to February 2022; Vice President, Single Ply Sales from January 2019 to October 2021; Vice President, SynTec Sales from January 2017 to January 2019.	July 1984 to date
Scott C. Selbach	68	Executive Vice President, Secretary and General Counsel since January 2023; Vice President, Secretary and General Counsel from May 2018 to January 2023; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
David W. Smith	61	Vice President, Sustainability and Community Relations since October 2018	October 2018 to date
Lori A. Snyder	45	Vice President, Human Resources since January 2021; Vice President, Human Resources, Carlisle Construction Materials from May 2014 to January 2021.	August 2011 to date
Kevin P. Zdimal	53	Vice President, Chief Financial Officer since February 2022; Vice President, Corporate Development from May 2018 to February 2022, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the applicable information set forth under the captions "Proposal 1: Election of Directors" and "Corporate Governance" in the Company's definitive proxy statement that is expected to be filed with the Securities and Exchange Commission no later than 40 days before the Company's Annual Meeting of Stockholders to be held on May 1, 2024 (the "Proxy Statement").
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
Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2023, follows:

(in millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	1.8	(1)	$199.79	1.4
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	1.8		$199.79	1.4
(1)Includes shares of our common stock issuable upon the vesting of 0.1 million restricted stock awards and 0.2 million performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is incorporated by reference to the applicable information set forth under the caption "Corporate Governance" in the Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
Information required by Item 14 is incorporated by reference to the applicable information set forth under the caption "Proposal 6: Ratification of the Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

2.1*	Equity Purchase Agreement, dated June 14, 2023, by and among Carlisle Companies Incorporated, Carlisle Intermediate Holdings, Inc., Carlisle, LLC, Carlisle International, LLC, Carlisle International Holdings Ltd, Carlisle Global II Limited, Carlisle Holdings GmbH and LSF12 Donnelly Bidco, LLC.		8-K	6/16/2023
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/5/2022
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	5/5/2022
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.2	Form of Trust Indenture between the Company and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.50% Unsecured Senior Notes due 2024.		8-K	11/16/2017
4.9	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.10	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.11	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2022.		8-K	5/5/2022
10.2**	Form of Nonqualified Stock Option Agreement for grants to executive officers.		10-K	2/17/2022
10.3**	Form of Restricted Share Agreement for grants to executive officers.		10-K	2/17/2022
10.4**	Form of Restricted Share Agreement for retention award grants to executive officers.		10-K	2/17/2022
10.5**	Form of Performance Share Agreement for grants to executive officers.		10-K	2/17/2022
10.6**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.		10-K	2/17/2022
10.7**	Form of Restricted Share Agreement for grants to non-employee directors.		10-K	2/17/2022
10.8**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022
10.9	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between the Company and Wachovia Bank, National Association.		10-Q	4/27/2010
10.10**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.11**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.12**	Form of Executive Severance Agreement with D. Christian Koch, John E. Berlin and Scott C. Selbach.		10-K	2/27/2009
10.13**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.14	Fourth Amended and Restated Credit Agreement, dated as of February 5, 2020, by and among the Company, Carlisle LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	2/7/2020

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

10.15	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of September 14, 2021, by and among the Company, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		10-Q	10/26/2021
10.16	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of June, 15, 2023, by and among Carlisle Companies Incorporated, Carlisle, LLC, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		10-Q	7/27/2023
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Carlisle Companies Incorporated Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
Chair, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. Zdimal	/s/ Robert G. Bohn
Kevin P. Zdimal, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen P. Aldrich	/s/ Jonathan R. Collins
Stephen P. Aldrich, Vice President and	Jonathan R. Collins, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Maia A. Hansen
Maia A. Hansen, Director

/s/ C. David Myers
C. David Myers, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 16, 2024