Form 10-Q
period 2024-03-31
CARLISLE COMPANIES INC
filed 2024-04-26
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
On April 19, 2024, there were 47,601,842 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Revenues	$1,096.5	$892.6

Cost of goods sold	697.6	621.4
Selling and administrative expenses	166.8	142.2
Research and development expenses	9.2	6.8
Other operating (income) expense, net	(2.3)	1.5
Operating income	225.2	120.7
Interest expense, net	18.6	18.8
Interest income	(7.9)	(4.5)
Other non-operating income, net	(0.3)	(1.0)
Income from continuing operations before income taxes	214.8	107.4
Provision for income taxes	43.9	23.8
Income from continuing operations	170.9	83.6

Discontinued operations:
Income before income taxes	21.9	21.2
Provision for income taxes	0.5	3.1
Income from discontinued operations	21.4	18.1
Net income	$192.3	$101.7

Basic earnings per share attributable to common shares:
Income from continuing operations	$3.57	$1.63
Income from discontinued operations	0.45	0.36
Basic earnings per share	$4.02	$1.99

Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.52	$1.61
Income from discontinued operations	0.45	0.35
Diluted earnings per share	$3.97	$1.96

Average shares outstanding:
Basic	47.8	51.1
Diluted	48.4	51.7

Comprehensive income:
Net income	$192.3	$101.7
Other comprehensive (loss) income:
Foreign currency (losses) gains	(9.7)	13.0
Amortization of unrecognized net periodic benefit costs, net of tax	0.5	0.3
Other, net of tax	1.0	1.9
Other comprehensive (loss) income	(8.2)	15.2
Comprehensive income	$184.1	$116.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$552.6	$576.7
Receivables, net of allowance for credit losses of $4.8 million and $3.9 million, respectively	700.8	615.3
Inventories	399.8	361.7
Prepaid expenses	19.1	21.2
Other current assets	67.5	107.6
Assets held for sale	1,723.6	1,725.6
Total current assets	3,463.4	3,408.1

Property, plant, and equipment, net	653.7	655.2
Goodwill	1,199.3	1,202.5
Other intangible assets, net	1,226.8	1,252.9
Other long-term assets	102.7	101.3
Total assets	$6,645.9	$6,620.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$322.9	$245.5
Current portion of debt	402.8	402.7
Accrued and other current liabilities	218.7	292.9
Contract liabilities	26.8	26.4
Liabilities held for sale	203.5	218.8
Total current liabilities	1,174.7	1,186.3

Long-term liabilities:
Long-term debt, less current portion	1,886.9	1,886.7
Contract liabilities	302.5	297.6
Other long-term liabilities	422.5	420.4
Total long-term liabilities	2,611.9	2,604.7

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 47.6 and 47.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	562.8	553.8
Treasury shares, at cost (31.0 and 30.9 shares, respectively)	(3,447.7)	(3,326.4)
Accumulated other comprehensive loss	(119.3)	(111.1)
Retained earnings	5,784.8	5,634.0
Total stockholders' equity	2,859.3	2,829.0
Total liabilities and equity	$6,645.9	$6,620.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities:
Net income	$192.3	$101.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation	16.6	23.3
Amortization	22.3	37.2
Lease expense	5.6	6.9
Stock-based compensation	12.0	11.4
Deferred taxes	(0.1)	1.5
Other operating activities, net	3.7	2.3
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(87.2)	100.2
Inventories	(52.8)	(28.9)
Contract assets	9.2	3.5
Prepaid expenses and other assets	2.1	20.2
Accounts payable	78.4	(0.3)
Accrued and other current liabilities	(40.7)	(126.1)
Contract liabilities	4.5	3.2
Other long-term liabilities	(2.4)	(6.5)
Net cash provided by operating activities	163.5	149.6

Investing activities:
Capital expenditures	(32.5)	(40.2)
Investment in securities	0.2	0.5
Other investing activities, net	0.3	8.0
Net cash used in investing activities	(32.0)	(31.7)

Financing activities:
Repurchases of common stock	(150.0)	(50.0)
Dividends paid	(41.5)	(38.9)
Proceeds from exercise of stock options	42.5	4.8
Withholding tax paid related to stock-based compensation	(16.2)	(9.9)
Other financing activities, net	(0.9)	(0.8)
Net cash used in financing activities	(166.1)	(94.8)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.7)	0.8
Change in cash and cash equivalents	(35.3)	23.9
Less: change in cash and cash equivalents of discontinued operations	(11.2)	2.5
Cash and cash equivalents at beginning of period	576.7	364.7
Cash and cash equivalents at end of period	$552.6	$386.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	101.7	—	—	101.7
Other comprehensive income, net of tax	—	—	—	15.2	—	—	—	15.2
Dividends - $0.75 per share	—	—	—	—	(39.0)	—	—	(39.0)
Repurchases of common stock	(0.2)	—	—	—	—	0.2	(50.2)	(50.2)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	3.4	—	—	(0.1)	2.8	6.2
Balance as of March 31, 2023	50.8	$78.7	$516.0	$(142.6)	$5,089.8	27.6	$(2,483.6)	$3,058.3

Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	192.3	—	—	192.3
Other comprehensive loss, net of tax	—	—	—	(8.2)	—	—	—	(8.2)
Dividends - $0.85 per share	—	—	—	—	(41.5)	—	—	(41.5)
Repurchases of common stock	(0.5)	—	—	—	—	0.5	(150.5)	(150.5)
Issuances and deferrals, net for stock based compensation(1)	0.4	—	9.0	—	—	(0.4)	29.2	38.2
Balance as of March 31, 2024	47.6	$78.7	$562.8	$(119.3)	$5,784.8	31.0	$(3,447.7)	$2,859.3
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Carlisle Companies Incorporated (the "Company" or "Carlisle"). The accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures as required by accounting principles generally accepted in the United States of America ("United States" or "U.S."), and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
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
The Company reclassified certain prior period amounts to conform with the current period presentation of revenues by end market in Note 7—Revenue Recognition to reflect the nature of revenues in information regularly reviewed by the Company.
Discontinued Operations
The results of operations for the Company's Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") segments have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale of CIT have been reclassified as held for sale for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 5—Discontinued Operations for additional information.
Note 2—New Accounting Pronouncements
New Accounting Standards Issued Recently Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's fiscal year beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company adopted the standard on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the potential impact of its adoption of ASU 2023-07 on the Company's audited Consolidated Financial Statements but does not anticipate that such an adoption will have a material impact.
New Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 also includes certain other amendments intended to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company's fiscal year beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and has not yet determined the potential impact of its adoption of ASU 2023-09 on the Company's audited Consolidated Financial Statements.

Note 3—Segment Information
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
A summary of segment information follows:

	Three Months Ended March 31,
	2024		2023
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$783.6	$211.2	$576.0	$122.4
Carlisle Weatherproofing Technologies	312.9	42.2	316.6	24.1
Segment total	1,096.5	253.4	892.6	146.5
Corporate and unallocated(1)	—	(28.2)	—	(25.8)
Total	$1,096.5	$225.2	$892.6	$120.7
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
Pending Acquisition
MTL Holdings
On March 18, 2024, the Company entered into a definitive agreement to acquire 100% of the equity of MTL Holdings LLC ("MTL") for cash consideration of $410.0 million, subject to certain customary purchase adjustments. MTL is a leading provider of prefabricated perimeter edge metal systems and non-architectural metal wall systems for commercial, institutional and industrial buildings. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close by the end of the second quarter of 2024.
2023 Acquisition
Polar Industries
On November 8, 2023, the Company completed the acquisition of select assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”) for cash consideration of $36.1 million, subject to certain customary purchase price adjustments, which were finalized in the first quarter of 2024. Polar is a manufacturer of expanded polystyrene and graphite polystyrene for residential and commercial applications.
The Company has preliminarily allocated consideration of $20.6 million to goodwill, all of which is deductible for tax purposes. The Company assigned all of the goodwill to the CWT reporting unit. The Company allocated consideration of $2.6 million to customer relationships, with a useful life of nine years, $9.7 million to property, plant and equipment, $1.8 million to inventory, $1.8 million to accounts receivable, $0.2 million to accounts payable and $0.2 million to accrued and other current liabilities.

Note 5—Discontinued Operations
On January 30, 2024, the Company entered into a definitive agreement to sell CIT to Amphenol Corporation for cash consideration of $2.025 billion, subject to certain customary purchase price adjustments. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close by the end of the second quarter of 2024.
On October 2, 2023, the Company completed the sale of CFT for cash proceeds of $520 million, subject to certain customary purchase price adjustments.
The sales of CFT and CIT are consistent with the Company's pivot to a pure play building products company, employing a capital allocation approach to its highest returning businesses.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income and Comprehensive Income follows:

	Three Months Ended March 31, 2024
	CIT	CFT	Other	Total
Revenues	$213.4	$—	$—	$213.4

Cost of goods sold	153.8	—	—	153.8
Other operating expenses, net	22.5	—	—	22.5
Operating income	37.1	—	—	37.1
Other non-operating (income) expense, net	(0.2)	6.4	1.2	7.4
Income (loss) from discontinued operations before income taxes and loss on sale	37.3	(6.4)	(1.2)	29.7
Loss on sale of discontinued operations	—	0.2	—	0.2
Pre-close transaction expenses(1)	7.6	—	—	7.6
Income (loss) from discontinued operations before income taxes	29.7	(6.6)	(1.2)	21.9
Provision for (benefit from) income taxes	3.4	(2.3)	(0.6)	0.5
Income (loss) from discontinued operations	$26.3	$(4.3)	$(0.6)	$21.4
(1)Includes legal fees and stock-based compensation expenses directly related to the sale incurred prior to the close of the transaction. Upon close of the transaction, these expenses are incorporated into the (gain)/loss on sale of discontinued operations.

	Three Months Ended March 31, 2023
	CIT	CFT	Other	Total
Revenues	$213.5	$72.7	$—	$286.2

Cost of goods sold	168.3	42.5	—	210.8
Other operating expenses, net	35.3	19.8	—	55.1
Operating income	9.9	10.4	—	20.3
Other non-operating income, net	(0.4)	—	(0.5)	(0.9)
Income from discontinued operations before income taxes	10.3	10.4	0.5	21.2
Provision for (benefit from) income taxes	2.1	2.5	(1.5)	3.1
Income from discontinued operations	$8.2	$7.9	$2.0	$18.1
Expense reflected in CFT and Other in the first quarter of 2024 are primarily related to legal matters related to the sold businesses.

A summary of the carrying amounts of major assets and liabilities of CIT, which were classified as held for sale in the Condensed Consolidated Balance Sheets, follows:

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$17.6	$28.8
Receivables, net	145.1	145.5
Inventories	160.9	149.5
Contract assets	66.6	75.9
Prepaid other current assets	21.2	23.7

Property, plant, and equipment, net	193.2	183.4
Goodwill	838.3	838.0
Other intangible assets, net	259.4	259.3
Other long-term assets	21.3	21.5
Total assets of the disposal group classified as held for sale(1)	$1,723.6	$1,725.6

LIABILITIES
Accounts payable	$78.7	$84.3
Contract liabilities	0.7	1.4
Accrued liabilities and other	43.3	52.4

Other long-term liabilities	80.8	80.7
Total liabilities of the disposal group classified as held for sale(1)	$203.5	$218.8
(1) The assets and liabilities of the disposal group classified as held for sale are classified as current on the March 31, 2024 Condensed Consolidated Balance Sheet as it is probable that the sale will occur and proceeds will be collected within one year.
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Three Months Ended March 31, 2024
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$12.4	$(4.3)	$(0.6)	$7.5
Net cash used in investing activities	(8.3)	—	—	(8.3)
Net cash (used in) provided by financing activities(1)	(15.3)	4.3	0.6	(10.4)
Change in cash and cash equivalents from discontinued operations	(11.2)	—	—	(11.2)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$17.6	$—	$—	$17.6

	Three Months Ended March 31, 2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$14.2	$10.3	$2.0	$26.5
Net cash used in investing activities	(6.6)	(0.3)	—	(6.9)
Net cash used in financing activities(1)	(8.1)	(7.0)	(2.0)	(17.1)
Change in cash and cash equivalents from discontinued operations	(0.5)	3.0	—	2.5
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$23.4	$14.3	$—	$37.7
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2024	2023
Income from continuing operations	$170.9	$83.6
Less: dividends declared	41.5	39.0
Undistributed earnings	129.4	44.6
Percent allocated to common stockholders (1)	99.8%	99.8%
Undistributed earnings allocated to common stockholders	129.1	44.5
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	41.4	38.9
Income from continuing operations attributable to common stockholders	$170.5	$83.4

Shares:
Basic weighted-average shares outstanding	47.8	51.1
Effect of dilutive securities:
Performance awards	0.2	0.2
Stock options	0.4	0.4
Diluted weighted-average shares outstanding	48.4	51.7

Per share income from continuing operations attributable to common shares:
Basic	$3.57	$1.63
Diluted	$3.52	$1.61

(1) Basic weighted-average shares outstanding	47.8	51.1
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	47.9	51.2
Percent allocated to common stockholders	99.8%	99.8%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions)	2024	2023
Income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$21.4	$18.1
Net income attributable to common stockholders for basic and diluted earnings per share	191.9	101.5
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.1	0.7
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024, follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Extended service warranties	$20.6	$26.6	$25.6	$24.5	$23.5	$22.5	$186.0
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
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2024	2023
Balance as of January 1	$324.0	$294.8
Revenue recognized	(6.9)	(6.5)
Revenue deferred	12.2	12.3
Balance as of March 31	$329.3	$300.6
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended March 31, 2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$718.8	$134.8	$853.6
Residential	64.8	145.0	209.8
Total construction	783.6	279.8	1,063.4
Heavy equipment	—	28.2	28.2
General industrial and other	—	4.9	4.9
Total revenues	$783.6	$312.9	$1,096.5

	Three Months Ended March 31, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$523.4	$127.1	$650.5
Residential	52.6	160.5	213.1
Total construction	576.0	287.6	863.6
Heavy equipment	—	26.1	26.1
General industrial and other	—	2.9	2.9
Total revenues	$576.0	$316.6	$892.6

Revenues by Geographic Area
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended March 31, 2024
(in millions)	CCM	CWT	Total
United States	$703.8	$278.7	$982.5
International:
Europe	56.0	5.3	61.3
North America (excluding U.S.)	17.9	24.8	42.7
Asia and Middle East	4.0	2.0	6.0
Africa	—	0.6	0.6
Other	1.9	1.5	3.4
Total international	79.8	34.2	114.0
Total revenues	$783.6	$312.9	$1,096.5

	Three Months Ended March 31, 2023
(in millions)	CCM	CWT	Total
United States	$495.8	$282.3	$778.1
International:
Europe	55.2	5.2	60.4
North America (excluding U.S.)	17.9	24.3	42.2
Asia and Middle East	3.8	2.4	6.2
Africa	0.5	0.8	1.3
Other	2.8	1.6	4.4
Total international	80.2	34.3	114.5
Total revenues	$576.0	$316.6	$892.6
Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended March 31,
	2024	2023
Stock option awards	$3.8	$3.8
Performance share awards	2.4	2.2
Restricted stock awards	3.5	3.0
Total stock-based compensation cost incurred	9.7	9.0
Capitalized cost during the period	(0.9)	(1.2)
Amortization of capitalized cost during the period	1.0	1.3
Total stock-based compensation expense	$9.8	$9.1
Note 9—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2024, was 20.4%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a tax benefit of $7.1 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2023, was 22.2%.

Note 10—Inventories

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$128.4	$120.9
Work-in-process	28.4	26.2
Finished goods	251.6	222.5
Reserves	(8.6)	(7.9)
Inventories	$399.8	$361.7
Note 11—Accrued and Other Current Liabilities

(in millions)	March 31, 2024	December 31, 2023
Compensation and benefits	$56.2	$77.2
Customer incentives	52.5	112.7
Standard product warranties	25.9	24.9
Income and other accrued taxes	20.4	19.9
Other accrued liabilities	63.7	58.2
Accrued and other current liabilities	$218.7	$292.9
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the three months ended March 31, follows:

(in millions)	2024	2023
Balance as of January 1	$24.9	$25.2
Provision	5.3	3.3
Claims	(4.2)	(3.3)
Foreign exchange	(0.1)	0.1
Balance at March 31,	$25.9	$25.3
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
2.20% Notes due 2032	$550.0	$550.0	$441.0	$445.9
2.75% Notes due 2030	750.0	750.0	660.6	666.2
3.75% Notes due 2027	600.0	600.0	572.8	575.2
3.50% Notes due 2024	400.0	400.0	394.1	392.5
Unamortized discount, debt issuance costs and other	(10.3)	(10.6)
Total long term-debt	2,289.7	2,289.4
Less: current portion of debt	402.8	402.7
Long term-debt, less current portion	$1,886.9	$1,886.7
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
As of March 31, 2024, the Company had a Fourth Amended and Restated Credit Agreement administered by JPMorgan Chase Bank, N.A. that provided for a $1.0 billion unsecured revolving line of credit.
During the three months ended March 31, 2024, there were no borrowings or repayments under the Company's Fourth Amended and Restated Credit Agreement. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under the Company's Fourth Amended and Restated Credit Agreement.

Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of March 31, 2024 and December 31, 2023.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2024 and December 31, 2023, the Company had $17.6 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $110.0 million in letters of credit, of which $92.4 million was available for use as of March 31, 2024.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Service cost	$0.6	$0.5
Interest cost	1.5	1.6
Expected return on plan assets	(1.9)	(2.0)
Amortization of unrecognized loss(1)	0.6	0.3
Net periodic benefit cost	$0.8	$0.4
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.1) million and $(0.1) million for the three months ended March 31, 2024 and 2023, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	March 31, 2024		December 31, 2023
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$(0.2)	$56.0	$(0.9)	$26.6
Non-designated hedges	0.1	50.8	(0.6)	56.4
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three months ended March 31, 2024 and 2023. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three months ended March 31, 2024 and 2023, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had $4.7 million and $4.4 million of cash, respectively, and $13.2 million and $11.5 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of March 31, 2024 and December 31, 2023, the Company had $19.9 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of March 31, 2024, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.

The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to the 2023 Annual Report on Form 10-K for the Company's accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage and is the beneficiary of other arrangements that provide coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may incur expenses for indemnity and defense costs and recognize income from insurance recoveries in different periods, as such recoveries are recorded only if and when it becomes probable that such costs will be covered by insurance.
The Company is also involved in various other legal actions and proceedings arising in the ordinary course of business. In the opinion of management, the ultimate outcomes of such actions and proceedings, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or operating cash flows.
Note 16—Subsequent Events
On April 3, 2024, the Company and Carlisle, LLC, as co-borrowers, entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $1.0 billion unsecured revolving line of credit (the “Revolving Credit Facility”) with a maturity date of April 3, 2029 and amends and restates the Company's Fourth Amended and Restated Credit Agreement, as amended, which was scheduled to expire on February 5, 2025. Borrowings under the Revolving Credit Facility bear interest, at the Company's election, (i) at the Base Rate plus a margin ranging from 0.00% to 0.50% or (ii) at the applicable benchmark rate plus a margin ranging from 0.825% to 1.500%, in each case, based on the Company’s debt rating from time to time. The benchmark rate for loans denominated in (i) U.S. dollars is the Adjusted Term SOFR Rate, (ii) Canadian dollars is the Adjusted Term CORRA Rate, (iii) Sterling is Daily Simple SONIA, (iv) euros is the Adjusted EURIBOR Rate and (v) yen is Adjusted TIBOR Rate. The commitments are also subject to a facility fee on the daily aggregate amount of the revolving commitment (whether used or unused) ranging from 0.05% to 0.25% based on the Company’s debt rating from time to time. Funding of the loans under the Credit Agreement is subject to customary drawdown conditions. The Company is expected to incur approximately $1.9 million of financing costs in the second quarter of 2024 in connection with finalizing the Credit Agreement, which together with any existing unamortized costs, will be recognized ratably over the new extended maturity date of the Revolving Credit Facility.

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
Executive Overview
We were pleased with our overall sales growth and margin expansion during the first quarter of 2024, which reinforces the underlying themes and key strategies we have outlined in Vision 2030. While still early in the year, we believe our general market feedback indicates the overall construction markets in which we participate will have a productive 2024 season. Re-roofing activity from pent-up demand, favorable weather conditions fostering healthy construction activity and normalized customer inventory levels all positively impacted our first quarter efforts. We are pleased that the margin expansion delivered in the second half of 2023 continued into the first quarter of 2024, as we benefit from synergies from the integration of Henry Company LLC ("Henry"), our on-going Carlisle Operating System ("COS") initiatives and operating efficiencies on higher volumes. Pricing continues to be in-line with our expectations, and we are optimistic on pricing for the balance of the year based on the recent price increases in the industry.
After announcing our Vision 2030 plan in December 2023, we took the final step in delivering on our commitment to becoming a pure play building products company in January 2024 with our announced signing of a definitive agreement to sell Carlisle Interconnect Technologies ("CIT") to Amphenol Corporation for approximately $2.0 billion. Furthermore, in March 2024, we announced the signing of a definitive agreement to acquire MTL Holdings LLC ("MTL"), a specialty manufacturer of high-performance metal edge and wall systems. Both actions reinforce our commitment to our pure play building products strategy, our philosophy of superior capital allocation and ultimately driving best-in-class return on invested capital. We are very excited with the planned acquisition of MTL, which we believe aligns seamlessly with Carlisle’s Vision 2030 strategy to invest in and enhance our building envelope product portfolio.
In the first three months of 2024, we used cash generated from operations to return $41.5 million to stockholders in the form of cash dividends and repurchased $150.0 million of shares, adding to our cumulative share repurchases since 2017 of nearly $3.3 billion. As of March 31, 2024, we had 6.9 million shares available for repurchase under our share repurchase program. We also invested $32.5 million into our businesses in the form of capital expenditures to drive innovation and the Carlisle Experience.
As we move through the rest of 2024, we are excited to continue to share the Vision 2030 story and discuss the value creation opportunity unlocked by our transition to a pure play building products portfolio. As mentioned earlier, our first quarter performance demonstrated many of the themes we discussed in our Vision 2030 presentation, including being well positioned to leverage mega-trends in energy efficiency, labor savings, and growing re-roof demand within the building envelope marketplace.

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2024	2023
Revenues	$1,096.5	$892.6
Operating income	$225.2	$120.7
Operating margin	20.5%	13.5%
Income from continuing operations	$170.9	$83.6
Income from discontinued operations	$21.4	$18.1
Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.52	$1.61
Income from discontinued operations	$0.45	$0.35

Adjusted EBITDA(1)	$265.5	$168.6
Adjusted EBITDA margin(1)	24.2%	18.9%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended March 31	$1,096.5	$892.6	$203.9	22.8%	22.3%	0.4%	0.1%
Revenues increased in the first quarter of 2024 primarily reflecting higher sales in our non-residential construction end market of $203.1 million, as continued inventory normalization and growing re-roof activity led to healthy construction activity.
Gross Margin

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Gross margin	$398.9	$271.2	$127.7	47.1%
Gross margin percentage	36.4%	30.4%
Depreciation and amortization	$14.7	$14.9
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the first quarter of 2024, driven primarily by higher sales volume at our CCM segment.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Selling and administrative expenses	$166.8	$142.2	$24.6	17.3%
As a percentage of revenues	15.2%	15.9%
Depreciation and amortization	$23.8	$23.2
Selling and administrative expenses increased in the first quarter of 2024 primarily driven by higher wage and benefit costs of $12.6 million and increased sales and marketing expenses of $8.2 million due to increased commissions expense as a result of higher sales volumes.

Research and Development Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Research and development expenses	$9.2	$6.8	$2.4	35.3%
As a percentage of revenues	0.8%	0.8%
Depreciation and amortization	$0.4	$0.3
Research and development expenses were higher in the first quarter of 2024, primarily reflecting higher new product development expenses of $2.1 million at our CCM segment and $0.2 million at our CWT segment. The increase in research and development is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability, and energy and labor efficiencies.
Other Operating (Income) Expense, net

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Other operating (income) expense, net	$(2.3)	$1.5	$(3.8)	NM
The change in other operating (income) expense, net, primarily reflected a $0.1 million gain on sale of fixed assets in the first quarter of 2024 compared to a $3.9 million loss on sale of fixed assets in the first quarter of 2023.
Operating Income

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Operating income	$225.2	$120.7	$104.5	86.6%
Operating margin percentage	20.5%	13.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Interest expense, net	$18.6	$18.8	$(0.2)	(1.1)%
Interest expense, net of capitalized interest, decreased in the first quarter of 2024 primarily reflecting lower long-term debt balances associated with the redemption of $300.0 million of our 0.55% unsecured senior notes in September 2023. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Interest income	$(7.9)	$(4.5)	$(3.4)	NM
Interest income increased during the first quarter of 2024 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating Income, net

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Other non-operating income, net	$(0.3)	$(1.0)	$0.7	NM
Other non-operating income, net, decreased in the first quarter of 2024 primarily reflecting unfavorable changes in foreign currencies against the U.S. Dollar of $0.8 million and pension assets of $0.3 million, partially offset by favorable changes to Rabbi Trust investments of $0.5 million.

Income Taxes

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	Change	%
Provision for income taxes	$43.9	$23.8	$20.1	84.5%
Effective tax rate	20.4%	22.2%
The increase in provision for income taxes on continuing operations for the first three months of 2024 primarily reflects higher pre-tax income. The effective tax rate on continuing operations the first three months of 2024 was 20.4%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a tax benefit of $7.1 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first three months of 2023 was 22.2%.
Income from Discontinued Operations

(in millions)	Three Months Ended March 31,
	2024	2023	Change	%
Income before income taxes	$21.9	$21.2	$0.7	NM
Provision for income taxes	0.5	3.1
Income from discontinued operations	$21.4	$18.1
Income from discontinued operations for the first quarter of 2024 primarily reflects operating results from the CIT business compared to operating results from the CIT and CFT businesses in the first quarter of 2023. Refer to Note 5 for further information on our discontinued operations.
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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$783.6	$576.0	$207.6	36.0%	35.9%	—%	0.1%
Operating income	$211.2	$122.4	$88.8	72.5%
Operating margin	27.0%	21.3%
Adjusted EBITDA(1)	$226.8	$136.8	$90.0	65.8%
Adjusted EBITDA margin(1)	28.9%	23.8%
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
CCM’s revenue increase in the first quarter of 2024 primarily reflected higher sales in the non-residential end market of $195.4 million driven by inventory normalization and growing re-roof activity benefiting from pent-up demand. CCM’s operating margin and adjusted EBITDA margin increase in the first quarter of 2024 primarily reflected higher sales volume.

Carlisle Weatherproofing Technologies
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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$312.9	$316.6	$(3.7)	(1.2)%	(2.5)%	1.2%	0.1%
Operating income	$42.2	$24.1	$18.1	75.1%
Operating margin	13.5%	7.6%
Adjusted EBITDA(1)	$64.7	$53.9	$10.8	20.0%
Adjusted EBITDA margin(1)	20.7%	17.0%
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
CWT’s revenue was relatively flat in the first quarter of 2024. CWT’s operating margin and adjusted EBITDA margin increases in the first quarter of 2024 primarily reflected efficiencies gained through continued realized synergies from the Henry acquisition, targeted restructuring efforts and continued implementation of COS.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	March 31, 2024	December 31, 2023
Europe	$17.7	$14.0
North America (excluding U.S.)	13.3	34.1
China	10.0	9.8
International cash and cash equivalents	41.0	57.9
U.S. cash and cash equivalents	511.6	518.8
Total cash and cash equivalents	$552.6	$576.7
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our credit facilities. In the near term, cash on hand is our primary source of liquidity. The decrease in cash and cash equivalents compared to December 31, 2023, is primarily related to cash used on share repurchases, payment of dividends to stockholders and capital expenditures, partially offset by cash generated from operations.
In certain countries our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $6.0 million in anticipation of those taxes as of March 31, 2024.
We believe we have sufficient cash on hand, availability under our credit facilities and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, common stock repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under our credit facilities and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 12.

Sources and Uses of Cash and Cash Equivalents

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$163.5	$149.6
Net cash used in investing activities	(32.0)	(31.7)
Net cash used in financing activities	(166.1)	(94.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.7)	0.8
Change in cash and cash equivalents	$(35.3)	$23.9
Operating Activities
We generated operating cash flows of $163.5 million for the first three months of 2024 (including working capital uses of $91.4 million), compared with $149.6 million for the first three months of 2023 (including working capital uses of $33.7 million). Higher operating cash flows of $13.9 million for the first three months of 2024 primarily reflected higher income from continuing operations of $87.3 million, offset by higher working capital uses of $57.7 million. Working capital uses related to a decrease in cash from accounts receivable of $187.4 million, reflecting higher sales volumes, and inventory investments of $23.9 million, partially offset by an increase in cash from accounts payable of $78.7 million, reflecting a larger inventory build heading into the construction season, and accrued expenses of $85.4 million, reflecting lower payments in the quarter for customer incentives and rebates and cash bonuses related to 2023 performance.
Investing Activities
Cash used in investing activities of $32.0 million for the first three months of 2024 primarily reflected capital expenditures of $32.5 million. Cash used in investing activities of $31.7 million for the first three months of 2023 primarily reflected capital expenditures of $40.2 million, partially offset by the sale of equipment of $8.0 million.
Financing Activities
Cash used in financing activities of $166.1 million in the first three months of 2024 primarily reflected share repurchases of $150.0 million and cash dividend payments of $41.5 million, reflecting the increased quarterly dividend of $0.85 per share, partially offset by net proceeds of $26.3 million from the exercising of stock options. Cash used in financing activities of $94.8 million during the first three months of 2023 primarily reflected share repurchases of $50.0 million and cash dividend payments of $38.9 million.
Debt Instruments
Revolving Credit Facility
During the three months ended March 31, 2024, we had no borrowings or repayments under our Fourth Amended and Restated Credit Agreement. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under our Company's Fourth Amended and Restated Credit Agreement.
On April 3, 2024, the Company and Carlisle, LLC, as co-borrowers, entered into a Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving line of credit with a maturity date of April 3, 2029 and amends and restates the Company's Fourth Amended and Restated Credit Agreement, which was scheduled to expire on February 5, 2025. Refer to Note 16 for further information on the Revolving Credit Agreement.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and credit facilities, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of March 31, 2024 and December 31, 2023.
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023
Net income (GAAP)	$192.3	$101.7
Less: Income from discontinued operations (GAAP)	21.4	18.1
Income from continuing operations (GAAP)	170.9	83.6
Provision for income taxes	43.9	23.8
Interest expense, net	18.6	18.8
Interest income	(7.9)	(4.5)
EBIT	225.5	121.7
Exit and disposal, and facility rationalization costs	0.5	2.3
Inventory step-up amortization and transaction costs	0.6	1.6
Impairment charges	—	0.9
Losses from acquisitions and disposals	—	3.9
Gains from litigation	—	(0.2)
Total non-comparable items	1.1	8.5
Adjusted EBIT	226.6	130.2
Depreciation	16.5	16.1
Amortization	22.4	22.3
Adjusted EBITDA	$265.5	$168.6
Divided by:
Total revenues	$1,096.5	$892.6
Adjusted EBITDA margin	24.2%	18.9%

	Three Months Ended March 31, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$211.2	$42.2	$(28.2)
Non-operating expense (income), net(1)	0.4	—	(0.7)
EBIT	210.8	42.2	(27.5)
Exit and disposal, and facility rationalization costs	—	0.5	—
Inventory step-up amortization and transaction costs	—	—	0.6
(Gains) losses from acquisitions and disposals	(0.1)	0.1	—
Total non-comparable items	(0.1)	0.6	0.6
Adjusted EBIT	210.7	42.8	(26.9)
Depreciation	12.0	4.1	0.4
Amortization	4.1	17.8	0.5
Adjusted EBITDA	$226.8	$64.7	$(26.0)
Divided by:
Total revenues	$783.6	$312.9	$—
Adjusted EBITDA margin	28.9%	20.7%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended March 31, 2023
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$122.4	$24.1	$(25.8)
Non-operating income, net(1)	(0.1)	(0.2)	(0.7)
EBIT	122.5	24.3	(25.1)
Exit and disposal, and facility rationalization costs	0.1	2.2	—
Inventory step-up amortization and transaction costs	—	—	1.6
Impairment charges	—	0.9	—
(Gains) losses from acquisitions and disposals	(0.2)	4.1	—
Gains from litigation	—	—	(0.2)
Total non-comparable items	(0.1)	7.2	1.4
Adjusted EBIT	122.4	31.5	(23.7)
Depreciation	10.3	4.8	1.0
Amortization	4.1	17.6	0.6
Adjusted EBITDA	$136.8	$53.9	$(22.1)
Divided by:
Total revenues	$576.0	$316.6	$—
Adjusted EBITDA margin	23.8%	17.0%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.
Outlook
Our expectations for segment and total revenues for 2024, compared to 2023 follows:

	2024 Revenues	Primary Drivers
CCM	+LDD	•Return to normalization in order patterns that was absent during 2023 due to destocking •Pent-up re-roofing demand driving contractor backlogs
CWT	+MSD	•Sales execution on key growth initiatives •Stronger trends in our markets
Total CSL	~ +10%

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2024. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form10-K).
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of March 31, 2024, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first quarter of 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2024:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	0.2	$307.37	0.2	7.2
February	0.2	331.98	0.2	7.0
March	0.1	363.44	0.1	6.9
Total	0.5		0.5
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2024, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.`
(2)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On August 3, 2023, the Company's Board of Directors approved a 7.5 million share increase in the Company's share repurchase program. The share repurchase program has no expiration date, does not obligate the Company to purchase any specified amount of shares and remains subject to the discretion of the Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
2.1*	Stock Purchase Agreement, dated as of January 30, 2024, by and between Carlisle Companies Incorporated and Amphenol Corporation.		8-K	1/30/2024
2.2*	Unit Purchase Agreement, dated as of March 18, 2024, by and between Carlisle Companies Incorporated Carlisle Companies Incorporated, PWP Growth Equity Fund II LP, MTL CP LP, MTL Management Pool LLC, PWP Growth Equity Fund II B LP, Newbury Equity Partners V L.P., HQ Capital SCS SICAV-SIF – Auda Co-Investment Fund II, Regent Street Co-Investment Fund 2018-5, LLC, Trinity Alps Private Opportunities Fund I B LLC, Antares Capital 2 LP, Randolph Street Ventures, L.P., Jeffrey C. Walker, Chavkin Management Corp, MTL Holdings LLC, MTL GEF Blocker LLC, and, solely in its capacity as the sellers’ representative, PWP Growth Equity Fund II LP.		8-K	3/20/2024
10.1**	Letter Agreement, dated January 30, 2024, between Carlisle Companies Incorporated and John E. Berlin.		8-K	1/30/2024
10.2	Fifth Amended and Restated Credit Agreement, dated as of April 3, 2024, by and among Carlisle Companies Incorporated and Carlisle, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	4/4/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	April 26, 2024	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer