Form 10-Q
period 2024-06-30
CARLISLE COMPANIES INC
filed 2024-07-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
On July 18, 2024, there were 46,242,911 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues	$1,450.6	$1,307.0	$2,547.1	$2,199.6

Cost of goods sold	881.7	829.8	1,579.3	1,451.2
Selling and administrative expenses	189.3	163.7	356.1	305.9
Research and development expenses	9.3	6.7	18.5	13.5
Other operating income, net	(7.2)	(1.8)	(9.5)	(0.3)
Operating income	377.5	308.6	602.7	429.3
Interest expense, net	18.8	18.8	37.4	37.6
Interest income	(13.8)	(4.4)	(21.7)	(8.9)
Other non-operating income, net	(0.1)	(0.8)	(0.4)	(1.8)
Income from continuing operations before income taxes	372.6	295.0	587.4	402.4
Provision for income taxes	87.4	68.3	131.3	92.1
Income from continuing operations	285.2	226.7	456.1	310.3

Discontinued operations:
Income (loss) before income taxes	480.2	(44.2)	502.1	(23.0)
Provision for (benefit from) income taxes	53.0	(12.1)	53.5	(9.0)
Income (loss) from discontinued operations	427.2	(32.1)	448.6	(14.0)
Net income	$712.4	$194.6	$904.7	$296.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$6.02	$4.46	$9.58	$6.08
Income (loss) from discontinued operations	9.01	(0.63)	9.42	(0.27)
Basic earnings per share	$15.03	$3.83	$19.00	$5.81

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.94	$4.42	$9.45	$6.02
Income (loss) from discontinued operations	8.90	(0.63)	9.30	(0.27)
Diluted earnings per share	$14.84	$3.79	$18.75	$5.75

Average shares outstanding:
Basic	47.3	50.7	47.5	50.9
Diluted	47.9	51.2	48.2	51.4

Comprehensive income:
Net income	$712.4	$194.6	$904.7	$296.3
Other comprehensive income (loss):
Foreign currency gains (losses)	5.0	1.1	(4.7)	14.1
Amortization of unrecognized net periodic benefit costs, net of tax	0.4	0.3	0.9	0.6
Other, net of tax	0.9	(2.3)	1.9	(0.4)
Other comprehensive income (loss)	6.3	(0.9)	(1.9)	14.3
Comprehensive income	$718.7	$193.7	$902.8	$310.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,736.3	$576.7
Receivables, net of allowance for credit losses of $5.0 million and $3.9 million, respectively	903.6	615.3
Inventories	426.3	361.7
Prepaid expenses	21.8	21.2
Other current assets	64.1	107.6
Assets held for sale	—	1,725.6
Total current assets	3,152.1	3,408.1

Property, plant, and equipment, net	664.2	655.2
Goodwill	1,337.3	1,202.5
Other intangible assets, net	1,449.9	1,252.9
Other long-term assets	124.8	101.3
Total assets	$6,728.3	$6,620.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$363.4	$245.5
Current portion of debt	402.9	402.7
Accrued and other current liabilities	296.3	292.9
Contract liabilities	27.1	26.4
Liabilities held for sale	—	218.8
Total current liabilities	1,089.7	1,186.3

Long-term liabilities:
Long-term debt, less current portion	1,887.2	1,886.7
Contract liabilities	308.1	297.6
Other long-term liabilities	439.0	420.4
Total long-term liabilities	2,634.3	2,604.7

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 46.4 and 47.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	570.3	553.8
Treasury shares, at cost (32.2 and 30.9 shares, respectively)	(3,988.6)	(3,326.4)
Accumulated other comprehensive loss	(113.0)	(111.1)
Retained earnings	6,456.9	5,634.0
Total stockholders' equity	3,004.3	2,829.0
Total liabilities and equity	$6,728.3	$6,620.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities:
Net income	$904.7	$296.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation	34.2	46.1
Amortization	47.8	72.9
Lease expense	12.0	14.5
Stock-based compensation	14.8	21.0
Deferred taxes	(4.1)	(22.9)
(Gain) loss on sale of discontinued operations	(454.4)	50.8
Other operating activities, net	7.1	29.0
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(263.1)	(196.5)
Inventories	(69.3)	59.5
Contract assets	10.3	8.9
Prepaid expenses and other assets	2.6	22.1
Accounts payable	104.4	46.5
Accrued and other current liabilities	6.2	(69.9)
Contract liabilities	10.5	7.5
Other long-term liabilities	(16.8)	(15.1)
Net cash provided by operating activities	346.9	370.7

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	1,995.3	—
Acquisitions, net of cash acquired	(412.8)	—
Capital expenditures	(57.4)	(70.1)
Investment in securities	0.4	0.2
Other investing activities, net	1.1	14.0
Net cash provided by (used in) investing activities	1,526.6	(55.9)

Financing activities:
Borrowings from revolving credit facility	22.0	—
Repayments of revolving credit facility	(22.0)	—
Repurchases of common stock	(700.0)	(250.0)
Dividends paid	(81.7)	(77.2)
Proceeds from exercise of stock options	61.2	11.8
Withholding tax paid related to stock-based compensation	(17.5)	(10.0)
Other financing activities, net	(3.9)	(1.7)
Net cash used in financing activities	(741.9)	(327.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.8)	0.8
Change in cash and cash equivalents	1,130.8	(11.5)
Less: change in cash and cash equivalents of discontinued operations	(28.8)	4.1
Cash and cash equivalents at beginning of period	576.7	364.8
Cash and cash equivalents at end of period	$1,736.3	$349.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of March 31, 2023	50.8	$78.7	$516.0	$(142.6)	$5,089.8	27.6	$(2,483.6)	$3,058.3
Net income	—	—	—	—	194.6	—	—	194.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	—	—	(0.9)
Dividends - $0.75 per share	—	—	—	—	(38.3)	—	—	(38.3)
Repurchases of common stock	(0.9)	—	—	—	—	0.9	(201.9)	(201.9)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	15.6	—	—	(0.1)	4.6	20.2
Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0

Balance as of March 31, 2024	47.6	$78.7	$562.8	$(119.3)	$5,784.8	31.0	$(3,447.7)	$2,859.3
Net income	—	—	—	—	712.4	—	—	712.4
Other comprehensive income, net of tax	—	—	—	6.3	—	—	—	6.3
Dividends - $0.85 per share	—	—	—	—	(40.3)	—	—	(40.3)
Repurchases of common stock	(1.3)	—	—	—	—	1.3	(555.0)	(555.0)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	7.5	—	—	(0.1)	14.1	21.6
Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	296.3	—	—	296.3
Other comprehensive income, net of tax	—	—	—	14.3	—	—	—	14.3
Dividends - $1.50 per share	—	—	—	—	(77.3)	—	—	(77.3)
Repurchases of common stock	(1.1)	—	—	—	—	1.1	(252.1)	(252.1)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	19.0	—	—	(0.2)	7.4	26.4
Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0

Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	904.7	—	—	904.7
Other comprehensive loss, net of tax	—	—	—	(1.9)	—	—	—	(1.9)
Dividends - $1.70 per share	—	—	—	—	(81.8)	—	—	(81.8)
Repurchases of common stock	(1.8)	—	—	—	—	1.8	(705.5)	(705.5)
Issuances and deferrals, net for stock based compensation(1)	0.5	—	16.5	—	—	(0.5)	43.3	59.8
Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3
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
The Company has reclassified certain prior periods' amounts to conform with the current period presentation on the Condensed Consolidated Statements of Cash Flows to reclassify amounts related to the loss on sale of discontinued operations from stock-based compensation, prepaid expenses and other assets, accrued and other current liabilities, and other long-term liabilities to a separately disclosed line item. In Note 5—Discontinued Operations, the Company has redefined certain captions on the Condensed Consolidated Statements of Income related to prior periods to reflect the dispositions of the Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") businesses. The Company reclassified certain prior period amounts to conform with the current period presentation of revenues by end market as discussed in Note 7—Revenue Recognition to reflect the nature of revenues in information regularly reviewed by the Company.
Discontinued Operations
The results of operations for the Company's CFT and CIT segments have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. Assets and liabilities subject to the sale of CIT have been reclassified as held for sale for all periods presented in the Condensed Consolidated Balance Sheets. Refer to Note 5—Discontinued Operations for additional information.
Note 2—New Accounting Pronouncements
New Accounting Standards Issued Recently Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's fiscal year beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company adopted the standard on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025. The Company is evaluating the potential impact of its adoption of ASU 2023-07 on the Company's audited Consolidated Financial Statements but does not anticipate that such an adoption will have a material impact.
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
A summary of segment information follows:

	Three Months Ended June 30,
	2024		2023
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,088.9	$346.8	$947.5	$280.7
Carlisle Weatherproofing Technologies	361.7	59.2	359.5	59.5
Segment total	1,450.6	406.0	1,307.0	340.2
Corporate and unallocated(1)	—	(28.5)	—	(31.6)
Total	$1,450.6	$377.5	$1,307.0	$308.6

	Six Months Ended June 30,
	2024		2023
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$1,872.5	$558.0	$1,523.5	$403.1
Carlisle Weatherproofing Technologies	674.6	101.4	676.1	83.6
Segment total	2,547.1	659.4	2,199.6	486.7
Corporate and unallocated(1)	—	(56.7)	—	(57.4)
Total	$2,547.1	$602.7	$2,199.6	$429.3
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
2024 Acquisition
MTL Holdings
On May 1, 2024, the Company completed the acquisition of 100% of the equity of MTL Holdings LLC ("MTL") for cash consideration of $423.1 million, including $10.3 million of cash acquired, subject to certain customary post-closing purchase price adjustments. MTL is a leading provider of prefabricated perimeter edge metal systems and non-insulated architectural metal wall systems for commercial, institutional and industrial buildings.
MTL contributed revenues of $21.9 million and an operating profit of $1.8 million for the period from May 1, 2024, to June 30, 2024. The results of operations of the acquired business are reported as part of the CCM segment.

The following table summarizes the consideration transferred to acquire MTL and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that consideration be allocated to the acquired assets and assumed liabilities based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 5/1/2024
Total cash consideration transferred	$423.1
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3
Receivables, net	14.0
Inventories	17.2
Prepaid expenses and other current assets	0.9
Property, plant and equipment	10.7
Definite-lived intangible assets	248.3
Other long-term assets	8.1
Accounts payable	(5.9)
Accrued and other current liabilities	(6.1)
Deferred income taxes	(6.9)
Other long-term liabilities	(6.7)
Total identifiable net assets	283.9
Goodwill	$139.2
The goodwill recognized in the acquisition of MTL reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $14.1 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the Carlisle Architectural Metals reporting unit, which is part of the CCM reportable segment. Goodwill totaled $139.2 million, of which $138.8 million is deductible for tax purposes.
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$183.1	13
Trade names	44.6	19
Technologies	18.1	11
Software	2.5	5
Total	$248.3
The Company has also preliminarily recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $6.9 million.
2023 Acquisition
Polar Industries
On November 8, 2023, the Company completed the acquisition of select assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”) for cash consideration of $36.1 million, subject to certain customary post-closing purchase price adjustments, which were finalized in the first quarter of 2024. Polar is a manufacturer of expanded polystyrene and graphite polystyrene for residential and commercial applications.
The Company has preliminarily allocated consideration of $20.9 million to goodwill, all of which is deductible for tax purposes. The Company assigned all of the goodwill to the CWT reporting unit. The Company allocated consideration of $2.6 million to customer relationships, with a useful life of nine years, $9.4 million to property, plant and equipment, $1.8 million to inventory, $1.8 million to accounts receivable, $0.2 million to accounts payable and $0.2 million to accrued and other current liabilities.
Note 5—Discontinued Operations
On May 21, 2024, the Company completed the sale of CIT for cash proceeds of $2.025 billion, subject to certain customary purchase price adjustments.
On October 2, 2023, the Company completed the sale of CFT for cash proceeds of $520 million, subject to certain customary purchase price adjustments.
The sales of CIT and CFT are consistent with the Company's pivot to a pure-play building products company, employing a capital allocation approach to its highest returning businesses.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended June 30, 2024
	CIT	CFT	Other	Total
Revenues	$115.2	$—	$—	$115.2

Cost of goods sold	83.7	—	—	83.7
Other operating expenses, net	11.9	—	—	11.9
Operating income	19.6	—	—	19.6
Other non-operating expense, net	0.1	1.2	0.3	1.6
Income (loss) from discontinued operations before income taxes and gain on sale	19.5	(1.2)	(0.3)	18.0
(Gain) loss on sale of discontinued operations	(462.3)	0.1	—	(462.2)
Income (loss) from discontinued operations before income taxes	481.8	(1.3)	(0.3)	480.2
Provision for (benefit from) income taxes	53.6	(0.4)	(0.2)	53.0
Income (loss) from discontinued operations	$428.2	$(0.9)	$(0.1)	$427.2

	Three Months Ended June 30, 2023
	CIT	CFT	Other	Total
Revenues	$218.9	$78.0	$—	$296.9

Cost of goods sold	165.9	44.6	—	210.5
Impairment(1)	—	24.8	—	24.8
Other operating expenses, net	34.1	18.5	—	52.6
Operating income (loss)	18.9	(9.9)	—	9.0
Other non-operating expense, net	0.8	0.5	1.1	2.4
Income (loss) from discontinued operations before income taxes and loss on sale	18.1	(10.4)	(1.1)	6.6
Loss on sale of discontinued operations(2)	—	50.8	—	50.8
Income (loss) from discontinued operations before income taxes	18.1	(61.2)	(1.1)	(44.2)
Provision for (benefit from) income taxes	3.3	(14.9)	(0.5)	(12.1)
Income (loss) from discontinued operations	$14.8	$(46.3)	$(0.6)	$(32.1)
(1)In the second quarter of 2023, as a result of the anticipated sale of the CFT reporting unit, the Company evaluated the reporting unit for impairment and determined that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Accordingly, an impairment analysis was performed which resulted in a goodwill impairment charge of $24.8 million.
(2)Includes expenses related to legal fees, stock-based compensation, and loss on valuation allowance that were related to the sale of CFT, which are incorporated into the (gain)/loss on sale of discontinued operations upon the close of the sale, but incurred prior to the close of the transaction.

	Six Months Ended June 30, 2024
	CIT	CFT	Other	Total
Revenues	$328.6	$—	$—	$328.6

Cost of goods sold	237.5	—	—	237.5
Other operating expenses, net	34.4	—	—	34.4
Operating income	56.7	—	—	56.7
Other non-operating (income) expense, net	(0.1)	7.6	1.5	9.0
Income (loss) from discontinued operations before income taxes and loss on sale	56.8	(7.6)	(1.5)	47.7
(Gain) loss on sale of discontinued operations	(454.7)	0.3	—	(454.4)
Income (loss) from discontinued operations before income taxes	511.5	(7.9)	(1.5)	502.1
Provision for (benefit from) income taxes	57.0	(2.7)	(0.8)	53.5
Income (loss) from discontinued operations	$454.5	$(5.2)	$(0.7)	$448.6

	Six Months Ended June 30, 2023
	CIT	CFT	Other	Total
Revenues	$432.4	$150.7	$—	$583.1

Cost of goods sold	334.2	87.1	—	421.3
Impairment(1)	—	24.8	—	24.8
Other operating expenses, net	69.4	38.3	—	107.7
Operating income	28.8	0.5	—	29.3
Other non-operating income, net	0.4	0.5	0.6	1.5
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	28.4	—	(0.6)	27.8
Loss on sale of discontinued operations(2)	—	50.8	—	50.8
Income (loss) from discontinued operations before income taxes	28.4	(50.8)	(0.6)	(23.0)
Provision for (benefit from) income taxes	5.4	(12.4)	(2.0)	(9.0)
Income (loss) from discontinued operations	$23.0	$(38.4)	$1.4	$(14.0)
(1)In the second quarter of 2023, as a result of the anticipated sale of the CFT reporting unit, the Company evaluated the reporting unit for impairment and determined that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Accordingly, an impairment analysis was performed which resulted in a goodwill impairment charge of $24.8 million.
(2)Includes expenses related to legal fees, stock-based compensation, and loss on valuation allowance that were related to the sale of CFT, which are incorporated into the (gain)/loss on sale of discontinued operations upon the close of the sale, but incurred prior to the close of the transaction.
Expense reflected in CFT and Other in the second quarter and the first six months of 2024 are primarily related to legal matters related to the sold businesses.

A summary of the carrying amounts of major assets and liabilities of CIT, which were classified as held for sale in the Condensed Consolidated Balance Sheets, follows:

(in millions)	December 31, 2023
ASSETS
Cash and cash equivalents	$28.8
Receivables, net	145.5
Inventories	149.5
Contract assets	75.9
Prepaid other current assets	23.7

Property, plant, and equipment, net	183.4
Goodwill	838.0
Other intangible assets, net	259.3
Other long-term assets	21.5
Total assets of the disposal group classified as held for sale	$1,725.6

LIABILITIES
Accounts payable	$84.3
Contract liabilities	1.4
Accrued liabilities and other	52.4

Other long-term liabilities	80.7
Total liabilities of the disposal group classified as held for sale	$218.8
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Six Months Ended June 30, 2024
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$20.0	$(5.2)	$(0.7)	$14.1
Net cash provided by investing activities	1,983.6	—	—	1,983.6
Net cash (used in) provided by financing activities(1)	(2,032.4)	5.2	0.7	(2,026.5)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—	$—

	Six Months Ended June 30, 2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$61.2	$36.3	$1.4	$98.9
Net cash used in investing activities	(12.6)	(0.5)	—	(13.1)
Net cash used in financing activities(1)	(42.4)	(37.9)	(1.4)	(81.7)
Change in cash and cash equivalents from discontinued operations	6.2	(2.1)	—	4.1
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$30.1	$9.2	$—	$39.3
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Income from continuing operations	$285.2	$226.7	$456.1	$310.3
Less: dividends declared	40.3	38.3	81.8	77.3
Undistributed earnings	244.9	188.4	374.3	233.0
Percent allocated to common stockholders(1)	99.8%	99.8%	99.8%	99.8%
Undistributed earnings allocated to common stockholders	244.4	188.0	373.6	232.5
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	40.2	38.2	81.6	77.1
Income from continuing operations attributable to common stockholders	$284.6	$226.2	$455.2	$309.6

Shares:
Basic weighted-average shares outstanding	47.3	50.7	47.5	50.9
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.1
Stock options	0.4	0.3	0.5	0.4
Diluted weighted-average shares outstanding	47.9	51.2	48.2	51.4

Per share income from continuing operations attributable to common shares:
Basic	$6.02	$4.46	$9.58	$6.08
Diluted	$5.94	$4.42	$9.45	$6.02

(1) Basic weighted-average shares outstanding	47.3	50.7	47.5	50.9
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	47.4	50.8	47.6	51.0
Percent allocated to common stockholders	99.8%	99.8%	99.8%	99.8%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Income (loss) from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$426.3	$(32.1)	$447.7	$(14.0)
Net income attributable to common stockholders for basic and diluted earnings per share	711.1	194.1	903.0	295.6
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.1	0.8	0.1	0.8
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.

Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024, follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Extended service warranties	$14.0	$27.2	$26.2	$25.2	$24.1	$23.1	$195.4
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
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the six months ended June 30, follows:

(in millions)	2024	2023
Balance as of January 1	$324.0	$294.8
Revenue recognized	(14.1)	(13.2)
Revenue deferred	25.3	25.7
Balance as of June 30	$335.2	$307.3
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$1,006.8	$163.0	$1,169.8
Residential	82.1	164.5	246.6
Total construction	1,088.9	327.5	1,416.4
Heavy equipment	—	27.6	27.6
General industrial and other	—	6.6	6.6
Total revenues	$1,088.9	$361.7	$1,450.6

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$872.5	$150.0	$1,022.5
Residential	75.0	177.0	252.0
Total construction	947.5	327.0	1,274.5
Heavy equipment	—	28.4	28.4
General industrial and other	—	4.1	4.1
Total revenues	$947.5	$359.5	$1,307.0

	Six Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$1,725.6	$297.8	$2,023.4
Residential	146.9	309.5	456.4
Total construction	1,872.5	607.3	2,479.8
Heavy equipment	—	55.8	55.8
General industrial and other	—	11.5	11.5
Total revenues	$1,872.5	$674.6	$2,547.1

	Six Months Ended June 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$1,395.9	$277.1	$1,673.0
Residential	127.6	337.5	465.1
Total construction	1,523.5	614.6	2,138.1
Heavy equipment	—	54.5	54.5
General industrial and other	—	7.0	7.0
Total revenues	$1,523.5	$676.1	$2,199.6
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
United States	$1,002.3	$319.7	$1,322.0
International:
Europe	57.9	5.5	63.4
North America (excluding U.S.)	22.2	32.1	54.3
Asia and Middle East	3.8	1.5	5.3
Africa	0.3	1.0	1.3
Other	2.4	1.9	4.3
Total international	86.6	42.0	128.6
Total revenues	$1,088.9	$361.7	$1,450.6

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	Total
United States	$868.6	$315.8	$1,184.4
International:
Europe	49.6	4.8	54.4
North America (excluding U.S.)	25.3	33.1	58.4
Asia and Middle East	3.3	2.2	5.5
Africa	0.1	1.7	1.8
Other	0.6	1.9	2.5
Total international	78.9	43.7	122.6
Total revenues	$947.5	$359.5	$1,307.0

	Six Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
United States	$1,706.1	$598.4	$2,304.5
International:
Europe	113.9	10.8	124.7
North America (excluding U.S.)	40.1	56.9	97.0
Asia and Middle East	7.8	3.5	11.3
Africa	0.3	1.6	1.9
Other	4.3	3.4	7.7
Total international	166.4	76.2	242.6
Total revenues	$1,872.5	$674.6	$2,547.1

	Six Months Ended June 30, 2023
(in millions)	CCM	CWT	Total
United States	$1,364.4	$598.1	$1,962.5
International:
Europe	104.8	10.0	114.8
North America (excluding U.S.)	43.2	57.4	100.6
Asia and Middle East	7.1	4.6	11.7
Africa	0.6	2.5	3.1
Other	3.4	3.5	6.9
Total international	159.1	78.0	237.1
Total revenues	$1,523.5	$676.1	$2,199.6
Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock option awards	$3.5	$3.7	$7.3	$7.5
Performance share awards	2.3	2.4	4.7	4.6
Restricted stock awards	2.1	1.7	5.6	4.7
Total stock-based compensation cost incurred	7.9	7.8	17.6	16.8
Capitalized cost during the period	(0.9)	(1.2)	(1.8)	(2.4)
Amortization of capitalized cost during the period	0.9	1.2	1.9	2.5
Total stock-based compensation expense	$7.9	$7.8	$17.7	$16.9
Note 9—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2024, was 22.4%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax benefit of $8.6 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the six months ended June 30, 2023, was 22.9%.
Note 10—Inventories

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$148.2	$120.9
Work-in-process	25.5	26.2
Finished goods	262.1	222.5
Reserves	(9.5)	(7.9)
Inventories	$426.3	$361.7

Note 11—Accrued and Other Current Liabilities

(in millions)	June 30, 2024	December 31, 2023
Compensation and benefits	$77.2	$77.2
Customer incentives	75.6	112.7
Standard product warranties	25.9	24.9
Income and other accrued taxes	53.9	19.9
Other accrued liabilities	63.7	58.2
Accrued and other current liabilities	$296.3	$292.9
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the six months ended June 30, follows:

(in millions)	2024	2023
Balance as of January 1	$24.9	$25.2
Provision	10.3	6.7
Acquired warranty obligations	0.8	—
Claims	(10.0)	(7.1)
Foreign exchange	(0.1)	0.1
Balance at June 30,	$25.9	$24.9
Note 12—Long-term Debt

(in millions)			Fair Value(1)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
2.20% Notes due 2032	$550.0	$550.0	$442.9	$445.9
2.75% Notes due 2030	750.0	750.0	661.4	666.2
3.75% Notes due 2027	600.0	600.0	571.7	575.2
3.50% Notes due 2024	400.0	400.0	395.9	392.5
Unamortized discount, debt issuance costs and other	(9.9)	(10.6)
Total long term-debt	2,290.1	2,289.4
Less: current portion of debt	402.9	402.7
Long term-debt, less current portion	$1,887.2	$1,886.7
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
On April 3, 2024, the Company and Carlisle, LLC, as co-borrowers, entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Credit Agreement provides for a $1.0 billion unsecured revolving line of credit with a maturity date of April 3, 2029 and amends and restates the Company's Fourth Amended and Restated Credit Agreement, as amended (the "Prior Credit Agreement"), which was scheduled to expire on February 5, 2025. Borrowings under the Credit Agreement bear interest, at the Company's election, (i) at the Base Rate plus a margin ranging from 0.00% to 0.50% or (ii) at the applicable benchmark rate plus a margin ranging from 0.825% to 1.500%, in each case, based on the Company’s debt rating from time to time. The benchmark rate for loans denominated in (i) U.S. dollars is the Adjusted Term SOFR Rate, (ii) Canadian dollars is the Adjusted Term CORRA Rate, (iii) Sterling is Daily Simple SONIA, (iv) euros is the Adjusted EURIBOR Rate and (v) yen is Adjusted TIBOR Rate. The commitments are also subject to a facility fee on the daily aggregate amount of the revolving commitment (whether used or unused) ranging from 0.05% to 0.25% based on the Company’s debt rating from time to time. Funding of the loans under the Credit Agreement is subject to customary drawdown conditions. The Company incurred $1.9 million of financing costs in the second quarter of 2024 in connection with finalizing the Credit Agreement, which together with any existing unamortized costs, will be recognized ratably over the new extended maturity date of the Credit Agreement.

During the six months ended June 30, 2024, borrowings and repayments under the Credit Agreement totaled $22.0 million with a weighted average interest rate of 8.50%. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under the Credit Agreement and the Prior Credit Agreement, respectively.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of June 30, 2024 and December 31, 2023.
Letters of Credit and Guarantee
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2024 and December 31, 2023, the Company had $23.3 million and $17.6 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $56.7 million was available for use as of June 30, 2024.
Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$0.5	$0.6	$1.1	$1.1
Interest cost	1.5	1.5	3.0	3.1
Expected return on plan assets	(2.0)	(2.1)	(3.9)	(4.1)
Amortization of unrecognized loss(1)	0.6	0.4	1.2	0.7
Net periodic benefit cost	$0.6	$0.4	$1.4	$0.8
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.2) million and $(0.3) million for the three and six months ended June 30, 2024, respectively, and $(0.1) million and $(0.2) million for the three and six months ended June 30, 2023, respectively.
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
A summary of the Company's designated and non-designated hedges follows:

	June 30, 2024		December 31, 2023
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$0.2	$30.4	$(0.9)	$26.6
Non-designated hedges	—	33.8	(0.6)	56.4
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and six months ended June 30, 2024 and 2023. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and six months ended June 30, 2024 and 2023, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company had $4.1 million and $4.4 million of cash, respectively, and $11.5 million and $11.5 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of June 30, 2024 and December 31, 2023, the Company had $20.0 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of June 30, 2024, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.

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
Executive Overview
In the second quarter, Carlisle hit a major milestone in our 106 year history as we completed the final step in becoming a pure-play building products company with the sale of our Carlisle Interconnect Technologies ("CIT") business to Amphenol Corporation. CIT was part of a multi-decade value creation story for Carlisle, and one of Carlisle’s oldest businesses, which began with the purchase of the Tensolite company in 1959. We thank all of the CIT employees, and especially CIT President John Berlin, for their outstanding accomplishments over the years.
Our “Pivot” to a pure-play building products company has laid the foundation for Vision 2030. Consistent with the Vision 2030 goal of delivering $40 of adjusted EPS, we delivered another strong quarter of sales, operating income and adjusted EBITDA performance, reflecting the continued strength of our business model and our focus on executing the Vision 2030 strategies. CCM's and CWT's performances were driven by pent-up re-roofing demand, continued price discipline and operational efficiencies gained through the Carlisle Operating System ("COS").
CCM posted 15% year-over-year revenue growth and expanded operating margin and adjusted EBITDA margin by 220 basis points, benefiting from the end of destocking of inventory in the channels, a productive start to the commercial construction season driving solid contractor backlogs, and robust re-roofing activity. CCM’s 31.8% operating income margin and 33.4% adjusted EBITDA margin reflects the impact of the Carlisle Experience and excellent operating execution. CWT showcased its earnings resilience, delivering a 16.4% operating margin and a 22.5% adjusted EBITDA margin on essentially flat year-over-year revenue, as integration synergies and COS implementation helped offset investments in growth initiatives.
In addition to completing our pivot to a pure-play building products company with the sale of CIT for $2.025 billion, we continued to make progress on our Vision 2030 objectives during the second quarter. We completed the acquisition of MTL, establishing Carlisle as an industry leader in the $4 billion architectural metal category.
In the first six months of 2024, we used cash generated from operations and proceeds from the sale of CIT to return $81.7 million to stockholders in the form of cash dividends and repurchased $700.0 million of shares, adding to our cumulative share repurchases since 2017 of $3.8 billion. As of June 30, 2024, we had 5.6 million shares available for repurchase under our share repurchase program.
As we look ahead, we remain confident in the strength of our business and our ability to navigate complex market dynamics. We remain excited about the future for Carlisle, motivated by our new Vision 2030, and confident in our ongoing efforts to drive sustainable value creation for all our stakeholders.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Revenues	$1,450.6	$1,307.0	$2,547.1	$2,199.6
Operating income	$377.5	$308.6	$602.7	$429.3
Operating margin	26.0%	23.6%	23.7%	19.5%
Income from continuing operations	$285.2	$226.7	$456.1	$310.3
Income (loss) from discontinued operations	$427.2	$(32.1)	$448.6	$(14.0)
Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.94	$4.42	$9.45	$6.02
Income (loss) from discontinued operations	$8.90	$(0.63)	$9.30	$(0.27)

Adjusted EBITDA(1)	$417.6	$347.4	$683.1	$516.0
Adjusted EBITDA margin(1)	28.8%	26.6%	26.8%	23.5%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended June 30	$1,450.6	$1,307.0	$143.6	11.0%	9.0%	2.1%	(0.1)%
Six months ended June 30	$2,547.1	$2,199.6	$347.5	15.8%	14.4%	1.4%	—%
Revenues increased in the second quarter and the first six months of 2024 primarily reflecting higher sales in our non-residential construction end market of $147.3 million and $350.4 million, respectively, as continued inventory normalization and growing re-roof activity led to healthy construction activity in the quarter and the year to date.
Gross Margin

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Gross margin	$568.9	$477.2	$91.7	19.2%	$967.8	$748.4	$219.4	29.3%
Gross margin percentage	39.2%	36.5%			38.0%	34.0%
Depreciation and amortization	$15.6	$14.5			$30.3	$29.4
Gross margin percentage (gross margin expressed as a percentage of revenues) increased in the second quarter and the first six months of quarter of 2024, driven primarily by higher sales volumes in our CCM segment.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Selling and administrative expenses	$189.3	$163.7	$25.6	15.6%	$356.1	$305.9	$50.2	16.4%
As a percentage of revenues	13.0%	12.5%			14.0%	13.9%
Depreciation and amortization	$27.2	$23.4			$51.0	$46.6
Selling and administrative expenses increased in the second quarter of 2024 primarily driven by higher wage and benefit expenses of $10.1 million, increased sales and marketing expenses of $4.3 million due to increased commissions expense as a result of higher sales volumes and increased amortization expense of $3.8 million primarily from the acquisition of MTL Holdings LLC ("MTL").
Selling and administrative expenses increased in the first six months of 2024 primarily driven by higher wage and benefit expenses of $22.7 million, increased sales and marketing expenses of $12.6 million due to increased commissions expense as a result of higher sales volumes and increased amortization expense of $4.4 million primarily from the acquisition of MTL.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Research and development expenses	$9.3	$6.7	$2.6	38.8%	$18.5	$13.5	$5.0	37.0%
As a percentage of revenues	0.6%	0.5%			0.7%	0.6%
Depreciation and amortization	$0.3	$0.5			$0.7	$0.8
Research and development expenses were higher in the second quarter and the first six months of 2024, primarily reflecting higher new product development expenses at our CCM segment ($2.2 million in the second quarter and $4.4 million in the first six months of 2024) and CWT segment ($0.4 million in the second quarter and $0.6 million in the first six months of 2024). The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability, and energy and labor efficiencies. Additionally, in the second quarter of 2024, we announced plans to invest $45 million to expand our Research & Innovation Center located in Carlisle, PA.
Other Operating Income, net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Other operating income, net	$(7.2)	$(1.8)	$(5.4)	NM	$(9.5)	$(0.3)	$(9.2)	NM
The change in other operating income, net, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily reflected a $5.0 million gain from an insurance settlement received in the second quarter of 2024.
The change in other operating income, net, for the first six months of 2024 compared to the first six months of 2023 primarily reflected a $5.0 million gain from an insurance settlement received in the second quarter of 2024 compared to losses on the sale of fixed assets of $2.5 million and impairment on fixed assets of $1.3 million recorded in the first six months of 2023.
Operating Income

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Operating income	$377.5	$308.6	$68.9	22.3%	$602.7	$429.3	$173.4	40.4%
Operating margin percentage	26.0%	23.6%			23.7%	19.5%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Interest expense, net	$18.8	$18.8	$—	—%	$37.4	$37.6	$(0.2)	(0.5)%
Interest expense, net of capitalized interest, stayed flat in the second quarter and relatively flat in the first six months of 2024 primarily reflecting lower long-term debt balances associated with the redemption of $300.0 million of our 0.55% unsecured senior notes in September 2023, offset by a reduction in capitalized interest. Refer to Note 12 for further information on our long-term debt.

Interest Income

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Interest income	$(13.8)	$(4.4)	$(9.4)	NM	$(21.7)	$(8.9)	$(12.8)	NM
Interest income increased during the second quarter and the first six months of 2024 primarily reflecting higher yields and a higher invested cash balance.
Other Non-operating Income, net

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Other non-operating income, net	$(0.1)	$(0.8)	$0.7	NM	$(0.4)	$(1.8)	$1.4	NM
Other non-operating income, net, decreased in the second quarter of 2024 primarily reflecting unfavorable changes to Rabbi Trust investments of $0.6 million and pension assets of $0.3 million, partially offset by favorable changes in foreign currencies against the U.S. Dollar of $0.1 million.
Other non-operating income, net, decreased in the first six months of 2024 primarily reflecting unfavorable changes in foreign currencies against the U.S. Dollar of $0.7 million and pension assets of $0.6 million.
Income Taxes

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Provision for income taxes	$87.4	$68.3	$19.1	28.0%	$131.3	$92.1	$39.2	42.6%
Effective tax rate	23.5%	23.2%			22.4%	22.9%
The increase in provision for income taxes on continuing operations for the first six months of 2024 primarily reflects higher pre-tax income. The effective tax rate on continuing operations the first six months of 2024 was 22.4%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.8% and a tax benefit of $8.6 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the first six months of 2023 was 22.9%.
Income from Discontinued Operations

(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Income (loss) before income taxes	$480.2	$(44.2)	$524.4	NM	$502.1	$(23.0)	$525.1	NM
Provision for (benefit from) income taxes	53.0	(12.1)			53.5	(9.0)
Income (loss) from discontinued operations	$427.2	$(32.1)			$448.6	$(14.0)
Income from discontinued operations for the first six months of 2024 primarily reflects the pre-tax gain on sale of the CIT business of $454.7 million and operating results of $56.8 million compared to the pre-tax loss on sale of the CFT business of $50.8 million, partially offset by operating results of $28.4 million from CIT in the first six months of 2023. Refer to Note 5 for further information on our discontinued operations.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$1,088.9	$947.5	$141.4	14.9%	12.7%	2.3%	(0.1)%
Operating income	$346.8	$280.7	$66.1	23.5%
Operating margin	31.8%	29.6%
Adjusted EBITDA(1)	$364.2	$295.7	$68.5	23.2%
Adjusted EBITDA margin(1)	33.4%	31.2%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$1,872.5	$1,523.5	$349.0	22.9%	21.5%	1.4%	—%
Operating income	$558.0	$403.1	$154.9	38.4%
Operating margin	29.8%	26.5%
Adjusted EBITDA(1)	$591.0	$432.5	$158.5	36.6%
Adjusted EBITDA margin(1)	31.6%	28.4%
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
CCM’s revenue increase in the second quarter and the first six months of 2024 primarily reflected higher sales in the non-residential end market of $134.3 million and $329.7 million, respectively, driven by inventory normalization and growing re-roof activity benefiting from pent-up demand. CCM’s operating margin and adjusted EBITDA margin increase in the second quarter and the first six months of 2024 primarily reflected higher sales volume.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$361.7	$359.5	$2.2	0.6%	(0.6)%	1.4%	(0.2)%
Operating income	$59.2	$59.5	$(0.3)	(0.5)%
Operating margin	16.4%	16.6%
Adjusted EBITDA(1)	$81.4	$80.8	$0.6	0.7%
Adjusted EBITDA margin(1)	22.5%	22.5%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$674.6	$676.1	$(1.5)	(0.2)%	(1.5)%	1.3%	—%
Operating income	$101.4	$83.6	$17.8	21.3%
Operating margin	15.0%	12.4%
Adjusted EBITDA(1)	$146.1	$134.7	$11.4	8.5%
Adjusted EBITDA margin(1)	21.7%	19.9%
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

CWT’s revenue was relatively flat in the second quarter and the first six months of 2024. CWT’s operating margin and adjusted EBITDA margin also stayed relatively flat in the second quarter of 2024. CWT's operating margin and adjusted EBITDA margin increase in the first six months of 2024 primarily reflected efficiencies gained through continued realized synergies from the acquisition of Henry Company LLC, targeted restructuring efforts and continued implementation of the Carlisle Operating System.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	June 30, 2024	December 31, 2023
Europe	$7.5	$14.0
North America (excluding U.S.)	10.5	34.1
China	3.1	9.8
International cash and cash equivalents	21.1	57.9
U.S. cash and cash equivalents	1,715.2	518.8
Total cash and cash equivalents	$1,736.3	$576.7
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under our credit facilities. In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2023, is primarily related to proceeds from our sale of CIT and cash generated from operations, partially offset by cash used on share repurchases, the purchase of MTL, payment of dividends to stockholders and capital expenditures.
In certain countries our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $6.2 million in anticipation of those taxes as of June 30, 2024.
We believe we have sufficient cash on hand, availability under our credit facilities and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, acquisitions, strategic investments or repurchases, redemptions or retirements of securities, including our common stock.
We also anticipate we will have sufficient cash on hand, availability under our credit facilities and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 12 for information on our long-term debt.
Sources and Uses of Cash and Cash Equivalents

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$346.9	$370.7
Net cash provided by (used in) investing activities	1,526.6	(55.9)
Net cash used in financing activities	(741.9)	(327.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.8)	0.8
Change in cash and cash equivalents	$1,130.8	$(11.5)
Operating Activities
We generated operating cash flows of $346.9 million for the first six months of 2024 (including working capital uses of $208.9 million), compared to $370.7 million for the first six months of 2023 (including working capital uses of $133.5 million). Lower operating cash flows of $23.8 million for the first six months of 2024 primarily reflected lower operating cash provided by discontinued operations of $84.8 million and higher working capital uses of $75.4 million, partially offset by higher income from continuing operations of $145.8 million.

The increase in working capital uses related to a decrease in cash from accounts receivable of $66.6 million, reflecting higher sales volumes, and higher inventory investments in the first half of 2024 of $128.8 million, reflecting the end of destocking of inventory experienced in 2023 and a productive start in 2024 to the commercial construction season. The increase in working capital uses was partially offset by an increase in cash from accounts payable of $57.9 million, related to higher inventory investments, and in accrued expenses of $76.1 million, reflecting lower payments in the year for customer incentives, rebates and cash bonuses related to 2023 performance.
Investing Activities
Cash provided by investing activities of $1,526.6 million for the first six months of 2024 primarily reflected proceeds from the sale of CIT, net of cash disposed, of $1,995.3 million, offset by the purchase of MTL for $412.8 million, net of cash acquired, and capital expenditures of $57.4 million. Cash used in investing activities of $55.9 million for the first six months of 2023 primarily reflected capital expenditures of $70.1 million, partially offset by the sale of equipment of $14.0 million.
Financing Activities
Cash used in financing activities of $741.9 million in the first six months of 2024 primarily reflected share repurchases of $700.0 million and cash dividend payments of $81.7 million, reflecting the increased quarterly dividend of $0.85 per share, partially offset by net proceeds of $43.7 million from the exercising of stock options. Cash used in financing activities of $327.1 million during the first six months of 2023 primarily reflected share repurchases of $250.0 million and cash dividend payments of $77.2 million.
Debt Instruments
Revolving Credit Facility
On April 3, 2024, the Company and Carlisle, LLC, as co-borrowers, entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving line of credit with a maturity date of April 3, 2029 and amends and restates the Company's Fourth Amended and Restated Credit Agreement, which was scheduled to expire on February 5, 2025 (the "Prior Credit Agreement"). Refer to Note 12 for further information on the Credit Agreement.
During the six months ended June 30, 2024, borrowing and repayments under the Credit Agreement totaled $22.0 million with a weighted average interest rate of 8.50%. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under the Credit Agreement and Prior Credit Agreement, respectively.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and credit facilities, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of June 30, 2024 and December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2023	2024	2023
Net income (GAAP)	$712.4	$194.6	$904.7	$296.3
Less: Income (loss) from discontinued operations (GAAP)	427.2	(32.1)	448.6	(14.0)
Income from continuing operations (GAAP)	285.2	226.7	456.1	310.3
Provision for income taxes	87.4	68.3	131.3	92.1
Interest expense, net	18.8	18.8	37.4	37.6
Interest income	(13.8)	(4.4)	(21.7)	(8.9)
EBIT	377.6	309.4	603.1	431.1
Exit and disposal, and facility rationalization costs	0.3	0.5	0.8	2.8
Inventory step-up amortization and transaction costs	1.5	—	2.1	1.6
Impairment charges	—	0.4	—	1.3
(Gains) losses from acquisitions and disposals	(0.3)	(1.4)	(0.3)	2.5
Gains from insurance	(5.0)	—	(5.0)	—
Losses (gains) from litigation	0.4	0.1	0.4	(0.1)
Total non-comparable items	(3.1)	(0.4)	(2.0)	8.1
Adjusted EBIT	374.5	309.0	601.1	439.2
Depreciation	17.7	16.0	34.2	32.1
Amortization	25.4	22.4	47.8	44.7
Adjusted EBITDA	$417.6	$347.4	$683.1	$516.0
Divided by:
Total revenues	$1,450.6	$1,307.0	$2,547.1	$2,199.6
Adjusted EBITDA margin	28.8%	26.6%	26.8%	23.5%

	Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$346.8	$59.2	$(28.5)
Non-operating expense (income), net(1)	0.1	(0.3)	0.1
EBIT	346.7	59.5	(28.6)
Exit and disposal, and facility rationalization costs	0.3	—	—
Inventory step-up amortization and transaction costs	1.8	—	(0.3)
Gains from acquisitions and disposals	—	(0.3)	—
Gains from insurance	(5.0)	—	—
Losses from litigation	—	0.4	—
Total non-comparable items	(2.9)	0.1	(0.3)
Adjusted EBIT	343.8	59.6	(28.9)
Depreciation	13.1	4.2	0.4
Amortization	7.3	17.6	0.5
Adjusted EBITDA	$364.2	$81.4	$(28.0)
Divided by:
Total revenues	$1,088.9	$361.7	$—
Adjusted EBITDA margin	33.4%	22.5%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended June 30, 2023
(in millions)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$280.7	$59.5	$(31.6)
Non-operating (income) expense, net(1)	(0.2)	0.4	(1.0)
EBIT	280.9	59.1	(30.6)
Exit and disposal, and facility rationalization costs	—	0.5	—
Impairment charges	—	0.4	—
Gains from acquisitions and disposals	(0.1)	(1.2)	(0.1)
Losses from litigation	—	—	0.1
Total non-comparable items	(0.1)	(0.3)	—
Adjusted EBIT	280.8	58.8	(30.6)
Depreciation	10.8	4.3	0.9
Amortization	4.1	17.7	0.6
Adjusted EBITDA	$295.7	$80.8	$(29.1)
Divided by:
Total revenues	$947.5	$359.5	$—
Adjusted EBITDA margin	31.2%	22.5%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$558.0	$101.4	$(56.7)
Non-operating expense (income), net(1)	0.5	(0.3)	(0.6)
EBIT	557.5	101.7	(56.1)
Exit and disposal, and facility rationalization costs	0.3	0.5	—
Inventory step-up amortization and transaction costs	1.8	—	0.3
Gains from acquisitions and disposals	(0.1)	(0.2)	—
Gains from insurance	(5.0)	—	—
Losses from litigation	—	0.4	—
Total non-comparable items	(3.0)	0.7	0.3
Adjusted EBIT	554.5	102.4	(55.8)
Depreciation	25.1	8.3	0.8
Amortization	11.4	35.4	1.0
Adjusted EBITDA	$591.0	$146.1	$(54.0)
Divided by:
Total revenues	$1,872.5	$674.6	$—
Adjusted EBITDA margin	31.6%	21.7%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.

	Six Months Ended June 30, 2023
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$403.1	$83.6	$(57.4)
Non-operating (income) expense, net(1)	(0.3)	0.2	(1.7)
EBIT	403.4	83.4	(55.7)
Exit and disposal, and facility rationalization costs	0.1	2.7	—
Inventory step-up amortization and transaction costs	—	—	1.6
Impairment charges	—	1.3	—
(Gains) losses from acquisitions and disposals	(0.3)	2.9	(0.1)
Gains from litigation	—	—	(0.1)
Total non-comparable items	(0.2)	6.9	1.4
Adjusted EBIT	403.2	90.3	(54.3)
Depreciation	21.1	9.1	1.9
Amortization	8.2	35.3	1.2
Adjusted EBITDA	$432.5	$134.7	$(51.2)
Divided by:
Total revenues	$1,523.5	$676.1	$—
Adjusted EBITDA margin	28.4%	19.9%	NM
(1)Includes other non-operating expense (income), net, which may be presented in separate line items on the Condensed Consolidated Statements of Income and Comprehensive Income.
Outlook
Our expectations for segment and total revenues for 2024, compared to 2023 follows:

	2024 Revenues	Primary Drivers
CCM	~ +15%	•Channel tailwinds following 2023 inventory destocking •Pent-up re-roofing demand driving contractor backlogs •Contributions from the acquisition of MTL
CWT	~ +3%	•Volume growth •Partially offset by declines in pricing
Total CSL	~ +12%

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes, including environmental and industry regulations; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies such as the COVID-19 pandemic, including, for example, expectations regarding their impact on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2024. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of June 30, 2024, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the second quarter of 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2024:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	0.1	$382.87	0.1	6.8
May	0.6	417.60	0.6	6.2
June	0.6	411.40	0.6	5.6
Total	1.3		1.3
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2024, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
2.1*	Amendment No. 1 to the Stock Purchase Agreement, dated as of April 15, 2024, by and between Carlisle Companies Incorporated and Amphenol Corporation.	X
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/1/2024
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	5/1/2024
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2024.		8-K	5/1/2024
10.2	Fifth Amended and Restated Credit Agreement, dated as of April 3, 2024, by and among Carlisle Companies Incorporated and Carlisle, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	4/3/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	July 25, 2024	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer