Form 10-Q
period 2024-09-30
CARLISLE COMPANIES INC
filed 2024-10-25
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
On October 18, 2024, there were 45,327,469 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues	$1,333.6	$1,259.8	$3,880.7	$3,459.4

Cost of goods sold	819.2	793.7	2,398.5	2,244.9
Selling and administrative expenses	191.8	161.7	547.9	467.6
Research and development expenses	8.1	7.2	26.6	20.7
Other operating income, net	(1.9)	(2.7)	(11.4)	(3.0)
Operating income	316.4	299.9	919.1	729.2
Interest expense, net	18.6	19.4	56.0	57.0
Interest income	(22.6)	(3.6)	(44.3)	(12.5)
Other non-operating (income) expense, net	(1.1)	0.6	(1.5)	(1.2)
Income from continuing operations before income taxes	321.5	283.5	908.9	685.9
Provision for income taxes	74.9	66.6	206.2	158.7
Income from continuing operations	246.6	216.9	702.7	527.2

Discontinued operations:
(Loss) income before income taxes	(4.4)	43.2	497.7	20.2
(Benefit from) provision for income taxes	(2.1)	(5.5)	51.4	(14.5)
(Loss) income from discontinued operations	(2.3)	48.7	446.3	34.7
Net income	$244.3	$265.6	$1,149.0	$561.9

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.36	$4.37	$14.93	$10.43
(Loss) income from discontinued operations	(0.05)	0.98	9.48	0.69
Basic earnings per share	$5.31	$5.35	$24.41	$11.12

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.30	$4.32	$14.74	$10.32
(Loss) income from discontinued operations	(0.05)	0.97	9.36	0.68
Diluted earnings per share	$5.25	$5.29	$24.10	$11.00

Average shares outstanding:
Basic	45.9	49.5	47.0	50.4
Diluted	46.5	50.1	47.6	51.0

Comprehensive income:
Net income	$244.3	$265.6	$1,149.0	$561.9
Other comprehensive income (loss):
Foreign currency gains (losses)	10.1	(15.8)	5.4	(1.7)
Amortization of unrecognized net periodic benefit costs, net of tax	0.5	0.2	1.4	0.8
Other, net of tax	0.1	0.1	2.0	(0.3)
Other comprehensive income (loss)	10.7	(15.5)	8.8	(1.2)
Comprehensive income	$255.0	$250.1	$1,157.8	$560.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,530.6	$576.7
Receivables, net of allowance for credit losses of $4.8 million and $3.9 million, respectively	799.2	615.3
Inventories	462.4	361.7
Prepaid expenses	27.7	21.2
Other current assets	91.5	107.6
Assets held for sale	—	1,725.6
Total current assets	2,911.4	3,408.1

Property, plant, and equipment, net	670.7	655.2
Goodwill	1,342.0	1,202.5
Other intangible assets, net	1,425.9	1,252.9
Other long-term assets	128.4	101.3
Total assets	$6,478.4	$6,620.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$327.3	$245.5
Current portion of debt	403.0	402.7
Accrued and other current liabilities	310.4	292.9
Contract liabilities	27.7	26.4
Liabilities held for sale	—	218.8
Total current liabilities	1,068.4	1,186.3

Long-term liabilities:
Long-term debt, less current portion	1,887.2	1,886.7
Contract liabilities	315.5	297.6
Other long-term liabilities	444.4	420.4
Total long-term liabilities	2,647.1	2,604.7

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 45.4 and 47.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	580.7	553.8
Treasury shares, at cost (33.2 and 30.9 shares, respectively)	(4,449.5)	(3,326.4)
Accumulated other comprehensive loss	(102.3)	(111.1)
Retained earnings	6,655.3	5,634.0
Total stockholders' equity	2,762.9	2,829.0
Total liabilities and equity	$6,478.4	$6,620.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities:
Net income	$1,149.0	$561.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation	51.7	66.9
Amortization	74.9	102.4
Lease expense	18.9	22.0
Stock-based compensation	22.9	30.2
Deferred taxes	(5.7)	(35.5)
(Gain) loss on sale of discontinued operations	(456.7)	49.9
Other operating activities, net	8.7	26.9
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(157.1)	(145.3)
Inventories	(103.9)	117.0
Contract assets	10.2	13.2
Prepaid expenses and other assets	(5.9)	7.4
Accounts payable	66.5	49.4
Accrued and other current liabilities	(11.0)	(41.4)
Contract liabilities	18.5	14.0
Other long-term liabilities	(21.3)	(26.6)
Net cash provided by operating activities	659.7	812.4

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	1,998.0	—
Acquisitions, net of cash acquired	(414.3)	—
Capital expenditures	(76.7)	(106.3)
Investment in securities	0.6	0.9
Other investing activities, net	1.3	18.7
Net cash provided by (used in) investing activities	1,508.9	(86.7)

Financing activities:
Repayment of notes	—	(300.0)
Borrowings from revolving credit facility	22.0	84.0
Repayments of revolving credit facility	(22.0)	(84.0)
Repurchases of common stock	(1,166.1)	(580.0)
Dividends paid	(127.4)	(119.3)
Proceeds from exercise of stock options	73.1	17.7
Withholding tax paid related to stock-based compensation	(17.7)	(10.4)
Other financing activities, net	(4.8)	(2.5)
Net cash used in financing activities	(1,242.9)	(994.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.6)	—
Change in cash and cash equivalents	925.1	(268.8)
Less: change in cash and cash equivalents of discontinued operations	(28.8)	(12.0)
Cash and cash equivalents at beginning of period	576.7	364.8
Cash and cash equivalents at end of period	$1,530.6	$108.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of June 30, 2023	50.0	$78.7	$531.6	$(143.5)	$5,246.1	28.4	$(2,680.9)	$3,032.0
Net income	—	—	—	—	265.6	—	—	265.6
Other comprehensive loss, net of tax	—	—	—	(15.5)	—	—	—	(15.5)
Dividends - $0.85 per share	—	—	—	—	(42.2)	—	—	(42.2)
Repurchases of common stock	(1.2)	—	—	—	—	1.2	(333.2)	(333.2)
Issuances and deferrals, net for stock based compensation(1)	—	—	12.8	—	—	—	4.3	17.1
Balance as of September 30, 2023	48.8	$78.7	$544.4	$(159.0)	$5,469.5	29.6	$(3,009.8)	$2,923.8

Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3
Net income	—	—	—	—	244.3	—	—	244.3
Other comprehensive income, net of tax	—	—	—	10.7	—	—	—	10.7
Dividends - $1.00 per share	—	—	—	—	(45.9)	—	—	(45.9)
Repurchases of common stock	(1.1)	—	—	—	—	1.1	(470.5)	(470.5)
Issuances and deferrals, net for stock based compensation(1)	0.1	—	10.4	—	—	(0.1)	9.6	20.0
Balance as of September 30, 2024	45.4	$78.7	$580.7	$(102.3)	$6,655.3	33.2	$(4,449.5)	$2,762.9
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shares in Treasury		Total Stockholders' Equity
(in millions, except per share amounts)	Shares	Amount				Shares	Cost
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	561.9	—	—	561.9
Other comprehensive loss, net of tax	—	—	—	(1.2)	—	—	—	(1.2)
Dividends - $2.35 per share	—	—	—	—	(119.5)	—	—	(119.5)
Repurchases of common stock	(2.3)	—	—	—	—	2.3	(585.3)	(585.3)
Issuances and deferrals, net for stock based compensation(1)	0.2	—	31.8	—	—	(0.2)	11.7	43.5
Balance as of September 30, 2023	48.8	$78.7	$544.4	$(159.0)	$5,469.5	29.6	$(3,009.8)	$2,923.8

Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	1,149.0	—	—	1,149.0
Other comprehensive income, net of tax	—	—	—	8.8	—	—	—	8.8
Dividends - $2.70 per share	—	—	—	—	(127.7)	—	—	(127.7)
Repurchases of common stock	(2.9)	—	—	—	—	2.9	(1,176.0)	(1,176.0)
Issuances and deferrals, net for stock based compensation(1)	0.6	—	26.9	—	—	(0.6)	52.9	79.8
Balance as of September 30, 2024	45.4	$78.7	$580.7	$(102.3)	$6,655.3	33.2	$(4,449.5)	$2,762.9
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
A summary of segment information follows:

	Three Months Ended September 30,
	2024		2023
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$998.2	$303.0	$914.0	$272.5
Carlisle Weatherproofing Technologies	335.4	46.8	345.8	58.8
Segment total	1,333.6	349.8	1,259.8	331.3
Corporate and unallocated(1)	—	(33.4)	—	(31.4)
Total	$1,333.6	$316.4	$1,259.8	$299.9

	Nine Months Ended September 30,
	2024		2023
(in millions)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Carlisle Construction Materials	$2,870.7	$861.0	$2,437.5	$675.6
Carlisle Weatherproofing Technologies	1,010.0	148.2	1,021.9	142.4
Segment total	3,880.7	1,009.2	3,459.4	818.0
Corporate and unallocated(1)	—	(90.1)	—	(88.8)
Total	$3,880.7	$919.1	$3,459.4	$729.2
(1)Corporate operating loss includes other unallocated costs, primarily general corporate expenses.
Note 4—Acquisitions
2024 Acquisition
MTL Holdings
On May 1, 2024, the Company completed the acquisition of 100% of the equity of MTL Holdings LLC ("MTL") for cash consideration of $424.6 million, including $10.3 million of cash acquired, subject to certain customary post-closing purchase price adjustments. MTL is a leading provider of prefabricated perimeter edge metal systems and non-insulated architectural metal wall systems for commercial, institutional and industrial buildings.
In the three months ended September 30, 2024 and for the period from May 1, 2024 to September 30, 2024, MTL contributed revenues of $33.3 million and $55.2 million, respectively, and operating income of $3.8 million and $5.6 million, respectively. The results of operations of the acquired business are reported as part of the CCM segment.

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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 5/1/2024		As of 9/30/2024
Total cash consideration transferred	$423.1	$1.5	$424.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3	—	10.3
Receivables, net	14.0	—	14.0
Inventories	17.2	—	17.2
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	10.7	—	10.7
Definite-lived intangible assets	248.3	—	248.3
Other long-term assets	8.1	—	8.1
Accounts payable	(5.9)	—	(5.9)
Accrued and other current liabilities	(6.1)	—	(6.1)
Deferred income taxes	(6.9)	—	(6.9)
Other long-term liabilities	(6.7)	—	(6.7)
Total identifiable net assets	283.9	—	283.9
Goodwill	$139.2	$1.5	$140.7
The goodwill recognized in the acquisition of MTL reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. The Company acquired $14.1 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition. All of the goodwill has been preliminarily assigned to the Carlisle Architectural Metals reporting unit, which is part of the CCM reportable segment. Goodwill totaled $140.7 million, of which $134.0 million is deductible for tax purposes.
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
The Company has allocated consideration of $20.9 million to goodwill, all of which is deductible for tax purposes. The Company assigned all of the goodwill to the CWT reporting unit, which is part of the CWT reportable segment. The Company allocated consideration of $2.6 million to customer relationships, with a useful life of nine years,

$9.4 million to property, plant and equipment, $1.8 million to inventory, $1.8 million to accounts receivable, $0.2 million to accounts payable and $0.2 million to accrued and other current liabilities.
Subsequent Event
PFB Holdco
On October 17, 2024, the Company entered into a definitive agreement to acquire 100% of the equity of PFB Holdco, Inc. ("Plasti-Fab") for cash consideration of $259.5 million, subject to certain customary purchase price adjustments. Plasti-Fab is a leading vertically integrated provider of expanded polystyrene insulation products across Canada and the Midwestern United States. The transaction is subject to customary closing conditions, including regulatory clearances, and is expected to close in the fourth quarter of 2024.
Note 5—Discontinued Operations
On May 21, 2024, the Company completed the sale of CIT for cash proceeds of $2.025 billion, subject to certain customary purchase price adjustments, which were finalized in the third quarter of 2024.
On October 2, 2023, the Company completed the sale of CFT for cash proceeds of $520 million, subject to certain customary purchase price adjustments.
The sales of CIT and CFT are consistent with the Company's pivot to a pure play building products company, employing a capital allocation approach to its highest returning businesses.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended September 30, 2024
	CIT	CFT	Other	Total
Revenues	$—	$—	$—	$—

Cost of goods sold	—	—	—	—
Other operating expenses, net	—	—	—	—
Operating loss	—	—	—	—
Other non-operating expense, net	0.6	4.2	1.9	6.7
Loss from discontinued operations before income taxes and (gain) loss on sale	(0.6)	(4.2)	(1.9)	(6.7)
(Gain) loss on sale of discontinued operations	(2.6)	0.3	—	(2.3)
Income (loss) from discontinued operations before income taxes	2.0	(4.5)	(1.9)	(4.4)
Benefit from income taxes	(0.6)	(1.1)	(0.4)	(2.1)
Income (loss) from discontinued operations	$2.6	$(3.4)	$(1.5)	$(2.3)

	Three Months Ended September 30, 2023
	CIT	CFT	Other	Total
Revenues	$218.2	$76.4	$—	$294.6

Cost of goods sold	162.7	42.4	—	205.1
Other operating expenses, net	30.2	17.2	—	47.4
Operating income	25.3	16.8	—	42.1
Other non-operating (income) expense, net	(0.2)	(0.7)	0.7	(0.2)
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	25.5	17.5	(0.7)	42.3
Loss (gain) on sale of discontinued operations(1)	2.7	(3.6)	—	(0.9)
Income (loss) from discontinued operations before income taxes	22.8	21.1	(0.7)	43.2
(Benefit from) provision for income taxes	(11.2)	5.4	0.3	(5.5)
Income (loss) from discontinued operations	$34.0	$15.7	$(1.0)	$48.7
(1)Includes expenses related to legal fees and stock-based compensation that were related to the sales of CFT and CIT, which are incorporated into the (gain)/loss on sale of discontinued operations upon the close of the sale, but incurred prior to the close of the transaction.

	Nine Months Ended September 30, 2024
	CIT	CFT	Other	Total
Revenues	$328.6	$—	$—	$328.6

Cost of goods sold	237.5	—	—	237.5
Other operating expenses, net	34.4	—	—	34.4
Operating income	56.7	—	—	56.7
Other non-operating expense, net	0.5	11.8	3.4	15.7
Income (loss) from discontinued operations before income taxes and loss on sale	56.2	(11.8)	(3.4)	41.0
(Gain) loss on sale of discontinued operations	(457.3)	0.6	—	(456.7)
Income (loss) from discontinued operations before income taxes	513.5	(12.4)	(3.4)	497.7
Provision for (benefit from) income taxes	56.4	(3.8)	(1.2)	51.4
Income (loss) from discontinued operations	$457.1	$(8.6)	$(2.2)	$446.3

	Nine Months Ended September 30, 2023
	CIT	CFT	Other	Total
Revenues	$650.6	$227.1	$—	$877.7

Cost of goods sold	496.9	129.5	—	626.4
Impairment(1)	—	24.8	—	24.8
Other operating expenses, net	99.6	55.5	—	155.1
Operating income	54.1	17.3	—	71.4
Other non-operating expense (income), net	0.2	(0.2)	1.3	1.3
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	53.9	17.5	(1.3)	70.1
Loss on sale of discontinued operations(2)	2.7	47.2	—	49.9
Income (loss) from discontinued operations before income taxes	51.2	(29.7)	(1.3)	20.2
Benefit from income taxes	(5.8)	(7.0)	(1.7)	(14.5)
Income (loss) from discontinued operations	$57.0	$(22.7)	$0.4	$34.7
(1)In the second quarter of 2023, as a result of the anticipated sale of the CFT reporting unit, the Company evaluated the reporting unit for impairment and determined that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Accordingly, an impairment analysis was performed that resulted in a goodwill impairment charge of $24.8 million.
(2)Includes expenses related to legal fees, stock-based compensation, and loss on valuation allowance that were related to the sales of CFT and CIT, which are incorporated into the (gain)/loss on sale of discontinued operations upon the close of the sale, but incurred prior to the close of the transaction.

Expense reflected in CIT, CFT and Other in the third quarter and CFT and Other the first nine months of 2024 are primarily related to legal matters related to the sold businesses.
A summary of the carrying amounts of major assets and liabilities of CIT, which were classified as held for sale in the Condensed Consolidated Balance Sheets, follows:

(in millions)	December 31, 2023
ASSETS
Cash and cash equivalents	$28.8
Receivables, net	145.5
Inventories	149.5
Contract assets	75.9
Prepaid other current assets	23.7

Property, plant, and equipment, net	183.4
Goodwill	838.0
Other intangible assets, net	259.3
Other long-term assets	21.5
Total assets of the disposal group classified as held for sale	$1,725.6

LIABILITIES
Accounts payable	$84.3
Contract liabilities	1.4
Accrued liabilities and other	52.4

Other long-term liabilities	80.7
Total liabilities of the disposal group classified as held for sale	$218.8
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

	Nine Months Ended September 30, 2024
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$9.0	$(8.6)	$(2.2)	$(1.8)
Net cash provided by investing activities	1,986.3	—	—	1,986.3
Net cash (used in) provided by financing activities(1)	(2,024.1)	8.6	2.2	(2,013.3)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—	$—

	Nine Months Ended September 30, 2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$99.4	$50.7	$0.4	$150.5
Net cash used in investing activities	(17.4)	(1.6)	—	(19.0)
Net cash used in financing activities(1)	(87.1)	(56.0)	(0.4)	(143.5)
Change in cash and cash equivalents from discontinued operations	(5.1)	(6.9)	—	(12.0)
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$18.8	$4.4	$—	$23.2
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Income from continuing operations	$246.6	$216.9	$702.7	$527.2
Less: dividends declared	45.9	42.2	127.7	119.5
Undistributed earnings	200.7	174.7	575.0	407.7
Percent allocated to common stockholders(1)	99.8%	99.8%	99.8%	99.8%
Undistributed earnings allocated to common stockholders	200.3	174.3	573.9	406.7
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	45.8	42.1	127.4	119.3
Income from continuing operations attributable to common stockholders	$246.1	$216.4	$701.3	$526.0

Shares:
Basic weighted-average shares outstanding	45.9	49.5	47.0	50.4
Effect of dilutive securities:
Performance awards	0.2	0.2	0.2	0.2
Stock options	0.4	0.4	0.4	0.4
Diluted weighted-average shares outstanding	46.5	50.1	47.6	51.0

Per share income from continuing operations attributable to common shares:
Basic	$5.36	$4.37	$14.93	$10.43
Diluted	$5.30	$4.32	$14.74	$10.32

(1) Basic weighted-average shares outstanding	45.9	49.5	47.0	50.4
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	46.0	49.6	47.1	50.6
Percent allocated to common stockholders	99.8%	99.8%	99.8%	99.8%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
(Loss) income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$(2.3)	$48.6	$445.4	$34.7
Net income attributable to common stockholders for basic and diluted earnings per share	243.8	264.9	1,146.8	560.5
Anti-dilutive stock options excluded from earnings per share calculation(1)	—	0.6	0.1	0.7
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 7—Revenue Recognition
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024, follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter
Extended service warranties	$7.1	$28.0	$27.0	$25.9	$24.9	$23.9	$206.4
The Company has applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.
Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT reportable segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities for the nine months ended September 30, follows:

(in millions)	2024	2023
Balance as of January 1	$324.0	$294.8
Revenue recognized	(21.5)	(20.1)
Revenue deferred	40.7	40.1
Balance as of September 30	$343.2	$314.8

Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$922.2	$161.6	$1,083.8
Residential	76.0	141.5	217.5
Total construction	998.2	303.1	1,301.3
Heavy equipment	—	26.1	26.1
General industrial and other	—	6.2	6.2
Total revenues	$998.2	$335.4	$1,333.6

	Three Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$839.8	$141.8	$981.6
Residential	74.2	173.4	247.6
Total construction	914.0	315.2	1,229.2
Heavy equipment	—	26.3	26.3
General industrial and other	—	4.3	4.3
Total revenues	$914.0	$345.8	$1,259.8

	Nine Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,647.8	$459.4	$3,107.2
Residential	222.9	451.0	673.9
Total construction	2,870.7	910.4	3,781.1
Heavy equipment	—	81.9	81.9
General industrial and other	—	17.7	17.7
Total revenues	$2,870.7	$1,010.0	$3,880.7

	Nine Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,235.7	$418.9	$2,654.6
Residential	201.8	510.9	712.7
Total construction	2,437.5	929.8	3,367.3
Heavy equipment	—	80.8	80.8
General industrial and other	—	11.3	11.3
Total revenues	$2,437.5	$1,021.9	$3,459.4

Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered and reconciliation of disaggregated revenues by segment follows:

	Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
United States	$902.4	$297.1	$1,199.5
International:
Europe	62.2	4.9	67.1
North America (excluding U.S.)	26.0	28.8	54.8
Asia and Middle East	5.7	2.0	7.7
Africa	—	1.1	1.1
Other	1.9	1.5	3.4
Total international	95.8	38.3	134.1
Total revenues	$998.2	$335.4	$1,333.6

	Three Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
United States	$830.0	$305.4	$1,135.4
International:
Europe	52.1	4.3	56.4
North America (excluding U.S.)	24.1	29.9	54.0
Asia and Middle East	6.0	2.5	8.5
Africa	0.3	2.0	2.3
Other	1.5	1.7	3.2
Total international	84.0	40.4	124.4
Total revenues	$914.0	$345.8	$1,259.8

	Nine Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
United States	$2,608.5	$895.5	$3,504.0
International:
Europe	176.1	15.7	191.8
North America (excluding U.S.)	66.1	85.7	151.8
Asia and Middle East	13.5	5.5	19.0
Africa	0.3	2.7	3.0
Other	6.2	4.9	11.1
Total international	262.2	114.5	376.7
Total revenues	$2,870.7	$1,010.0	$3,880.7

	Nine Months Ended September 30, 2023
(in millions)	CCM	CWT	Total
United States	$2,194.4	$903.5	$3,097.9
International:
Europe	156.9	14.3	171.2
North America (excluding U.S.)	67.3	87.3	154.6
Asia and Middle East	13.1	7.1	20.2
Africa	0.9	4.5	5.4
Other	4.9	5.2	10.1
Total international	243.1	118.4	361.5
Total revenues	$2,437.5	$1,021.9	$3,459.4

Note 8—Stock-Based Compensation
Stock-based compensation cost by award type follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock option awards	$3.5	$3.6	$10.8	$11.0
Performance share awards	2.7	2.2	7.4	6.8
Restricted stock awards	1.8	1.8	7.4	6.6
Total stock-based compensation cost incurred	8.0	7.6	25.6	24.4
Capitalized cost during the period	(0.7)	(1.1)	(2.5)	(3.4)
Amortization of capitalized cost during the period	0.7	1.1	2.6	3.6
Total stock-based compensation expense	$8.0	$7.6	$25.7	$24.6
Note 9—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2024, was 22.7%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a tax benefit of $9.2 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2023, was 23.1%.
Note 10—Inventories

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$156.8	$120.9
Work-in-process	26.1	26.2
Finished goods	289.5	222.5
Reserves	(10.0)	(7.9)
Inventories	$462.4	$361.7
Note 11—Accrued and Other Current Liabilities

(in millions)	September 30, 2024	December 31, 2023
Customer incentives	$96.2	$112.7
Compensation and benefits	87.7	77.2
Standard product warranties	28.6	24.9
Income and other accrued taxes	30.5	19.9
Other accrued liabilities	67.4	58.2
Accrued and other current liabilities	$310.4	$292.9
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems. The Company’s liability for such warranty programs is included in accrued and other current liabilities. The change in standard product warranty liabilities for the nine months ended September 30, follows:

(in millions)	2024	2023
Balance as of January 1	$24.9	$25.2
Provision	15.2	10.3
Acquired warranty obligations	0.8	—
Claims	(12.4)	(12.0)
Foreign exchange	0.1	(0.1)
Balance as of September 30	$28.6	$23.4

Note 12—Long-term Debt

(in millions)			Fair Value(1)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
2.20% Notes due 2032	$550.0	$550.0	$465.5	$445.9
2.75% Notes due 2030	750.0	750.0	689.2	666.2
3.75% Notes due 2027	600.0	600.0	590.0	575.2
3.50% Notes due 2024	400.0	400.0	398.6	392.5
Unamortized discount, debt issuance costs and other	(9.8)	(10.6)
Total long term-debt	2,290.2	2,289.4
Less: current portion of debt	403.0	402.7
Long term-debt, less current portion	$1,887.2	$1,886.7
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
During the nine months ended September 30, 2024, borrowings and repayments under the Credit Agreement totaled $22.0 million with a weighted average interest rate of 8.50%. As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under the Credit Agreement and the Prior Credit Agreement, respectively.
Covenants and Limitations
Under the Company’s debt and credit facilities, the Company is required to meet various covenants and limitations, including limitations on certain leverage ratios, interest coverage and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all financial covenants and limitations as of September 30, 2024 and December 31, 2023.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2024 and December 31, 2023, the Company had $22.9 million and $17.6 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $57.1 million was available for use as of September 30, 2024.

Note 13—Employee Benefit Plans
Defined Benefit Plans
The Company recognizes net periodic benefit cost based on the actuarial analysis performed at the previous year end, adjusted if certain significant events occur during the year. The components of net periodic benefit cost follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$0.6	$0.5	$1.7	$1.6
Interest cost	1.5	1.6	4.5	4.7
Expected return on plan assets	(2.0)	(2.0)	(5.9)	(6.1)
Amortization of unrecognized loss(1)	0.6	0.3	1.8	1.0
Net periodic benefit cost	$0.7	$0.4	$2.1	$1.2
(1)Includes amortization of unrecognized actuarial (gain) loss and prior service credits and excludes provision for income tax of $(0.1) million and $(0.4) million for the three and nine months ended September 30, 2024, respectively, and $(0.1) million and $(0.2) million for the three and nine months ended September 30, 2023, respectively.
The components of net periodic benefit cost, other than the service cost component, are included in other non-operating expense, net.
Subsequent Event
In October 2024, the Company entered into an agreement under which approximately $55 million of $134.3 million in pension obligations in its defined benefit pension plans were transferred to an insurance company. Under the agreement, the Company will purchase a group annuity contract for approximately 1,300 plan participants that will provide for an irrevocable commitment to make annuity payments to the affected participants. The payment obligation for the affected participants will be transferred from the pension plans to the insurance company. The transfer will not change the amount of the monthly pension benefits received by the affected participants.
The purchase of the group annuity contract will be funded through existing plan assets. The Company expects to recognize a non-cash pension settlement charge of approximately $21 million before tax in the fourth quarter of 2024. This charge represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss. The actual amount of the settlement charge will depend on the value of plan assets and the discount rate as of the measurement date.
Note 14—Financial Instruments
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of its foreign currency exchange rate exposure to forecasted foreign currency denominated cash flows. These instruments are not held for speculative or trading purposes.
A summary of the Company's designated and non-designated hedges follows:

	September 30, 2024		December 31, 2023
(in millions)	Fair Value(1)	Notional Value	Fair Value(1)	Notional Value
Designated hedges	$(0.3)	$30.2	$(0.9)	$26.6
Non-designated hedges	(0.2)	33.8	(0.6)	56.4
(1)The fair value of foreign currency forward contracts is included in other current assets (accrued and other current liabilities). The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.

Designated Hedges
For instruments that are designated and qualify as cash flow hedges, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. The change in accumulated other comprehensive loss related to foreign currency cash flow hedges was immaterial for the three and nine months ended September 30, 2024 and 2023. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.
Non-Designated Hedges
For instruments that are not designated as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial for the three and nine months ended September 30, 2024 and 2023, and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Rabbi Trust
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under its deferred compensation plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company had $4.3 million and $4.4 million of cash, respectively, and $12.3 million and $11.5 million of short-term investments, respectively. The short-term investments are classified as trading securities and are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
Investment Securities
In accordance with its investment policy, the Company invests its excess cash from time-to-time in investment grade bonds and other securities to achieve higher yields. As of September 30, 2024 and December 31, 2023, the Company had $20.1 million and $19.8 million of investment grade bonds, respectively. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income (loss), until realized, and the associated cash flows presented as investing cash flows.
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of September 30, 2024, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations, or operating cash flows.

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
Executive Overview
Carlisle delivered another quarter of strong performance, despite a continued decline in residential markets along with the impact of weather-related and port strike events, which negatively impacted shipping days, contractor days on the roof and manufacturing output. We continued to execute on our Vision 2030 strategies, and we are pleased with our third quarter performance against our 2030 goals.
CCM continued its strong momentum with its 2024 accomplishments into the third quarter, driven by healthy contractor backlogs, robust re-roofing activity, and excellent margin performance. CCM sales were up 9% year-over-year assisted by the inventory normalization in the channel and the acquisition of MTL Holdings LLC ("MTL"). CCM's 30.4% operating margin and 32.8% adjusted EBITDA margin in the third quarter reflected strong volume leverage, a positive raw material environment, and excellent operating execution through the Carlisle Operating System (COS).
As we look at CWT’s performance, while we were pleased with progress on share gain initiatives within CWT, a higher interest rate environment, low housing turnover, and affordability challenges resulted in a further slowing of housing activity in the quarter. For the quarter, these challenges impacted sales and drove a decline of 3% year-over-year. Despite the near-term challenges facing CWT, we remain pleased and optimistic about the prospects for this segment.
We continue to be encouraged by the positive long-term outlook in the North American building products markets and the strength of the Carlisle business model. Our pivot to a “pure play” building products company is delivering the expected outcomes and demonstrating our commitment to being superior capital allocators. Additionally, we believe that leveraging the megatrends around energy efficiency and labor savings, along with growing re-roof demand, and our introduction of innovative new products, are creating additional catalysts for growth. Similar to Vision 2025, we believe Vision 2030 positions us well to drive above-market growth and earn a premium in the marketplace.
Carlisle remains committed to generating superior shareholder returns through our balanced capital deployment approach. This quarter, we repurchased 1.1 million shares of our common stock for $466.1 million and increased our dividend 18%, marking the 48th consecutive annual dividend increase.
We are excited about our recent agreement to acquire PFB Holdco, Inc. ("Plasti-Fab"), which aligns with our Vision 2030 strategy to enhance our “best-in-class” building envelope product portfolio following the completion of our pivot to a “pure play” building products company earlier this year. The acquisition of Plasti-Fab establishes Carlisle as a leading manufacturer in the $1.5 billion North American expanded polystyrene insulation market and provides vertically integrated polystyrene capabilities to our Insulfoam business while adding scale, supporting retail channel growth, and filling key geographic gaps in the U.S. and Canada.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Revenues	$1,333.6	$1,259.8	$3,880.7	$3,459.4
Operating income	$316.4	$299.9	$919.1	$729.2
Operating margin	23.7%	23.8%	23.7%	21.1%
Income from continuing operations	$246.6	$216.9	$702.7	$527.2
(Loss) income from discontinued operations	$(2.3)	$48.7	$446.3	$34.7
Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.30	$4.32	$14.74	$10.32
(Loss) income from discontinued operations	$(0.05)	$0.97	$9.36	$0.68

Adjusted EBITDA(1)	$367.9	$339.7	$1,051.0	$855.7
Adjusted EBITDA margin(1)	27.6%	27.0%	27.1%	24.7%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended September 30	$1,333.6	$1,259.8	$73.8	5.9%	2.9%	3.0%	—%
Nine months ended September 30	$3,880.7	$3,459.4	$421.3	12.2%	10.2%	2.0%	—%
Revenues increased in the third quarter and the first nine months of 2024, primarily reflecting higher sales in our non-residential construction end market of $102.2 million and $452.6 million, respectively, as continued inventory normalization and growing re-roof activity led to increased construction activity in the quarter and the year to date period.
Gross Margin

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Gross margin	$514.4	$466.1	$48.3	10.4%	$1,482.2	$1,214.5	$267.7	22.0%
As a percentage of revenues	38.6%	37.0%			38.2%	35.1%
Depreciation and amortization	$16.4	$15.3			$46.7	$44.8
Gross margin as a percentage of revenues increased in the third quarter and the first nine months of 2024, driven primarily by volume leverage on strong sales growth in our CCM segment.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Selling and administrative expenses	$191.8	$161.7	$30.1	18.6%	$547.9	$467.6	$80.3	17.2%
As a percentage of revenues	14.4%	12.8%			14.1%	13.5%
Depreciation and amortization	$27.8	$23.4			$78.8	$70.0
Selling and administrative expenses increased in the third quarter of 2024, primarily driven by higher wage and benefit expenses of $11.6 million, increased sales and marketing expenses of $7.0 million due to increased commissions expense as a result of higher sales volumes and increased amortization expense of $4.6 million primarily from the acquisition of MTL.
Selling and administrative expenses increased in the first nine months of 2024, primarily driven by higher wage and benefit expenses of $34.2 million, increased sales and marketing expenses of $19.6 million due to increased commissions expense as a result of higher sales volumes and increased amortization expense of $8.9 million primarily from the acquisition of MTL.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Research and development expenses	$8.1	$7.2	$0.9	12.5%	$26.6	$20.7	$5.9	28.5%
As a percentage of revenues	0.6%	0.6%			0.7%	0.6%
Depreciation and amortization	$0.4	$0.3			$1.1	$1.0
Research and development expenses were higher in the third quarter and the first nine months of 2024, primarily reflecting higher new product development expenses at our CCM segment ($0.6 million in the third quarter and $5.0 million in the first nine months of 2024) and CWT segment ($0.3 million in the third quarter and $0.9 million in the first nine months of 2024). The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation, with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.
Other Operating Income, net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Other operating income, net	$(1.9)	$(2.7)	$0.8	NM	$(11.4)	$(3.0)	$(8.4)	NM
Other operating income, net, decreased in the third quarter of 2024, primarily driven by a $1.5 million loss from litigation settlements in the third quarter of 2024.
Other operating income, net, increased in the first nine months of 2024, primarily driven by a $5.0 million gain from an insurance settlement received in the second quarter of 2024.
Operating Income

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Operating income	$316.4	$299.9	$16.5	5.5%	$919.1	$729.2	$189.9	26.0%
Operating margin percentage	23.7%	23.8%			23.7%	21.1%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Interest expense, net	$18.6	$19.4	$(0.8)	(4.1)%	$56.0	$57.0	$(1.0)	(1.8)%
Interest expense, net of capitalized interest, decreased in the third quarter and the first nine months of 2024, primarily reflecting lower long-term debt balances associated with the redemption of $300.0 million of our 0.55% unsecured senior notes in September 2023. Refer to Note 12 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Interest income	$(22.6)	$(3.6)	$(19.0)	NM	$(44.3)	$(12.5)	$(31.8)	NM
Interest income increased during the third quarter and the first nine months of 2024, primarily reflecting higher yields and a higher invested cash balance due to proceeds from the sale of Carlisle Interconnect Technologies ("CIT") in the second quarter of 2024.

Other Non-operating (Income) Expense, net

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Other non-operating (income) expense, net	$(1.1)	$0.6	$(1.7)	NM	$(1.5)	$(1.2)	$(0.3)	NM
Other non-operating (income) expense, net, increased in the third quarter of 2024, primarily reflecting favorable changes to Rabbi Trust investments of $1.2 million and to foreign currencies against the U.S. Dollar of $0.7 million, partially offset by unfavorable changes to pension assets of $0.3 million.
Other non-operating (income) expense, net, increased in the first nine months of 2024, primarily reflecting favorable changes to Rabbi Trust investments of $1.2 million, partially offset by unfavorable changes to pension assets of $0.8 million.
Income Taxes

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
Provision for income taxes	$74.9	$66.6	$8.3	12.5%	$206.2	$158.7	$47.5	29.9%
Effective tax rate	23.3%	23.5%			22.7%	23.1%
The increase in provision for income taxes on continuing operations for the first nine months of 2024, primarily reflected higher pre-tax income. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.7% and a tax benefit of $9.2 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
(Loss) Income from Discontinued Operations

(in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
(Loss) income before income taxes	$(4.4)	$43.2	$(47.6)	NM	$497.7	$20.2	$477.5	NM
(Benefit from) provision for income taxes	(2.1)	(5.5)			51.4	(14.5)
(Loss) income from discontinued operations	$(2.3)	$48.7			$446.3	$34.7
(Loss) income from discontinued operations for the third quarter of 2024 primarily reflected legal matters related to Carlisle Interconnect Technologies ("CIT") and Carlisle Fluid Technologies ("CFT"), which were sold in May 2024 and October 2023, respectively, compared to full operating results from CIT and CFT product lines in 2023.
(Loss) income from discontinued operations for the first nine months of 2024 primarily reflected the pre-tax gain on sale of the CIT business of $457.3 million and operating results of $56.2 million compared to the pre-tax loss on sale of the CFT business of $47.2 million, partially offset by operating results of $53.9 million from CIT and $17.5 million from CFT in the first nine months of 2023.
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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$998.2	$914.0	$84.2	9.2%	5.6%	3.6%	—%
Operating income	$303.0	$272.5	$30.5	11.2%
Operating margin	30.4%	29.8%
Adjusted EBITDA(1)	$327.6	$289.4	$38.2	13.2%
Adjusted EBITDA margin(1)	32.8%	31.7%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$2,870.7	$2,437.5	$433.2	17.8%	15.5%	2.3%	—%
Operating income	$861.0	$675.6	$185.4	27.4%
Operating margin	30.0%	27.7%
Adjusted EBITDA(1)	$918.6	$721.9	$196.7	27.2%
Adjusted EBITDA margin(1)	32.0%	29.6%
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
CCM’s revenue increase in the third quarter and the first nine months of 2024 primarily reflected higher sales in the non-residential end market of $82.4 million and $412.1 million, respectively, driven by inventory normalization and growing re-roof activity benefiting from pent-up demand. CCM’s operating margin and adjusted EBITDA margin increase in the third quarter and the first nine months of 2024 primarily reflected volume leverage on higher sales.
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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$335.4	$345.8	$(10.4)	(3.0)%	(4.3)%	1.4%	(0.1)%
Operating income	$46.8	$58.8	$(12.0)	(20.4)%
Operating margin	14.0%	17.0%
Adjusted EBITDA(1)	$69.3	$80.8	$(11.5)	(14.2)%
Adjusted EBITDA margin(1)	20.7%	23.4%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2024	2023	Change	%
Revenues	$1,010.0	$1,021.9	$(11.9)	(1.2)%	(2.4)%	1.3%	(0.1)%
Operating income	$148.2	$142.4	$5.8	4.1%
Operating margin	14.7%	13.9%
Adjusted EBITDA(1)	$215.4	$215.5	$(0.1)	—%
Adjusted EBITDA margin(1)	21.3%	21.1%
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

CWT’s revenue decrease in the third quarter and the first nine months of 2024 primarily reflected lower sales in the residential end market of $31.9 million and $59.9 million, respectively, partially offset by higher sales in the non-residential end market of $19.8 million and $40.5 million, respectively.
CWT’s operating margin and adjusted EBITDA margin decrease in the third quarter of 2024 primarily reflected higher operating costs to support longer term growth initiatives. CWT's operating margin and adjusted EBITDA margin stayed relatively flat in the first nine months of 2024.
Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	September 30, 2024	December 31, 2023
Europe	$14.3	$14.0
North America (excluding U.S.)	12.2	34.1
China	3.3	9.8
International cash and cash equivalents	29.8	57.9
U.S. cash and cash equivalents	1,500.8	518.8
Total cash and cash equivalents	$1,530.6	$576.7
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
In certain countries, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction. In addition, upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $6.3 million in anticipation of those taxes as of September 30, 2024.
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
Sources and Uses of Cash and Cash Equivalents

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$659.7	$812.4
Net cash provided by (used in) investing activities	1,508.9	(86.7)
Net cash used in financing activities	(1,242.9)	(994.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.6)	—
Change in cash and cash equivalents	$925.1	$(268.8)
Operating Activities
We generated operating cash flows of $659.7 million for the first nine months of 2024 (including working capital uses of $200.6 million), compared to $812.4 million for the first nine months of 2023 (including working capital uses of $4.3 million). Lower operating cash flows of $152.7 million for the first nine months of 2024 primarily reflected lower operating cash provided by discontinued operations of $152.3 million and higher working capital uses of $196.3 million, partially offset by higher income from continuing operations of $175.5 million.
The increase in working capital uses related to a decrease in cash from higher inventory investments in 2024 of $220.9 million, reflecting the end of destocking of inventory experienced in 2023 and increased construction activity, and accounts receivable of $11.8 million, reflecting higher sales volumes. The increase in working capital uses was partially offset by an increase in cash from accounts payable of $17.1 million, related to higher inventory investments, and in accrued expenses of $30.4 million, reflecting lower payments in the year for customer incentives, rebates and cash bonuses related to 2023 performance.
Investing Activities
Cash provided by investing activities of $1,508.9 million for the first nine months of 2024 primarily reflected proceeds from the sale of CIT, net of cash disposed, of $1,998.0 million, offset by the purchase of MTL for $414.3 million, net of cash acquired, and capital expenditures of $76.7 million. Cash used in investing activities of $86.7 million for the first nine months of 2023 primarily reflected capital expenditures of $106.3 million, partially offset by the sale of equipment of $18.7 million.
Financing Activities
Cash used in financing activities of $1,242.9 million in the first nine months of 2024 primarily reflected share repurchases of $1,166.1 million and cash dividend payments of $127.4 million, reflecting the increased quarterly dividend of $1.00 per share, partially offset by net proceeds of $55.4 million from the exercising of stock options. Cash used in financing activities of $994.5 million during the first nine months of 2023 primarily reflected share repurchases of $580.0 million, the repayment of senior notes of $300.0 million and cash dividend payments of $119.3 million.
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
During the nine months ended September 30, 2024, borrowing and repayments under the Credit Agreement totaled $22.0 million with a weighted average interest rate of 8.50%. As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance and $1.0 billion available for use under the Credit Agreement and Prior Credit Agreement, respectively.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and credit facilities, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of September 30, 2024 and December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	2024	2023
Net income (GAAP)	$244.3	$265.6	$1,149.0	$561.9
Less: (Loss) income from discontinued operations	(2.3)	48.7	446.3	34.7
Income from continuing operations (GAAP)	246.6	216.9	702.7	527.2
Provision for income taxes	74.9	66.6	206.2	158.7
Interest expense, net	18.6	19.4	56.0	57.0
Interest income	(22.6)	(3.6)	(44.3)	(12.5)
EBIT	317.5	299.3	920.6	730.4
Exit and disposal, and facility rationalization costs	1.9	1.7	2.7	4.5
Inventory step-up amortization and transaction costs	2.7	—	4.8	1.6
Impairment charges	—	0.5	—	1.8
(Gains) losses from acquisitions and disposals	(0.3)	(0.7)	(0.6)	1.8
Gains from insurance	—	—	(5.0)	—
Losses (gains) from litigation	1.5	(0.1)	1.9	(0.2)
Total non-comparable items	5.8	1.4	3.8	9.5
Adjusted EBIT	323.3	300.7	924.4	739.9
Depreciation	17.5	16.8	51.7	48.9
Amortization	27.1	22.2	74.9	66.9
Adjusted EBITDA	$367.9	$339.7	$1,051.0	$855.7
Divided by:
Total revenues	$1,333.6	$1,259.8	$3,880.7	$3,459.4
Adjusted EBITDA margin	27.6%	27.0%	27.1%	24.7%

	Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$303.0	$46.8	$(33.4)
Non-operating (income) expense, net(1)	(0.5)	0.3	(0.9)
EBIT	303.5	46.5	(32.5)
Exit and disposal, and facility rationalization costs	1.3	0.6	—
Inventory step-up amortization and transaction costs	0.1	—	2.6
Gains from acquisitions and disposals	(0.1)	(0.2)	—
Losses from litigation	1.0	0.5	—
Total non-comparable items	2.3	0.9	2.6
Adjusted EBIT	305.8	47.4	(29.9)
Depreciation	13.0	4.1	0.4
Amortization	8.8	17.8	0.5
Adjusted EBITDA	$327.6	$69.3	$(29.0)
Divided by:
Total revenues	$998.2	$335.4	$—
Adjusted EBITDA margin	32.8%	20.7%	NM
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

	Nine Months Ended September 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$861.0	$148.2	$(90.1)
Non-operating income, net(1)	—	—	(1.5)
EBIT	861.0	148.2	(88.6)
Exit and disposal, and facility rationalization costs	1.6	1.1	—
Inventory step-up amortization and transaction costs	1.9	—	2.9
Gains from acquisitions and disposals	(0.2)	(0.4)	—
Gains from insurance	(5.0)	—	—
Losses from litigation	1.0	0.9	—
Total non-comparable items	(0.7)	1.6	2.9
Adjusted EBIT	860.3	149.8	(85.7)
Depreciation	38.1	12.4	1.2
Amortization	20.2	53.2	1.5
Adjusted EBITDA	$918.6	$215.4	$(83.0)
Divided by:
Total revenues	$2,870.7	$1,010.0	$—
Adjusted EBITDA margin	32.0%	21.3%	NM
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
Outlook
Our expectations for segment and total revenues for the fourth quarter of 2024 follows:

	Revenues	Primary Drivers
CCM	Mid single-digit growth	•Pent-up re-roofing demand driving contractor backlogs •Contributions from the acquisition of MTL
CWT	Low single-digit decline	•Lower demand in residential end markets •Offset by share gains from key growth initiatives
Total CSL	Low single-digit growth

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2024. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report on Form10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of September 30, 2024, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the third quarter of 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2023 Annual Report on Form 10-K.
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2024:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	0.6	$420.38	0.6	5.0
August	0.3	401.08	0.3	4.7
September	0.2	417.46	0.2	4.5
Total	1.1		1.1
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2024, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

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

CARLISLE COMPANIES INCORPORATED

Date:	October 25, 2024	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer