Form 10-K
period 2024-12-31
CARLISLE COMPANIES INC
filed 2025-02-14
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ____.

www.carlisle.com
Commission File Number 001-09278
CARLISLE COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	31-1168055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $18.7 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2024.
As of February 7, 2025, 44,558,131 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2025, are incorporated by reference in Part III.

PART I
Item 1.  Business.
Overview
Carlisle Companies Incorporated (“Carlisle,” the “Company,” “we,” “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions that enable greater energy efficiency in buildings. Through our family of leading brands in our building products businesses, we provide labor-reducing and environmentally responsible solutions to contractors and building owners, with a keen focus on delivering the best-in-class Carlisle Experience to all channel partners.
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
Key pillars of this strategic plan, which provides clarity and alignment, and are well-ingrained throughout the Company to guide our value-creating strategy going forward, include (1) dedication to driving above market organic revenue growth through continued investment in innovation and maintaining best-in-class production, service, and delivery capabilities, (2) utilizing COS, an operating structure and strategy deployment system based on lean enterprise and six sigma principles, consistently to drive efficiencies and operating leverage, (3) building scale with synergistic acquisitions, (4) continuing to invest in and develop exceptional talent, and (5) maintaining a balanced, returns-focused approach to capital deployment which includes returning excess capital to stockholders.
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
With accelerating demand for energy-efficient solutions for sustainable buildings of the future, we will continue to seek ways to improve our manufacturing processes to lower carbon emissions through COS. Importantly, we will continue to emphasize the development of energy efficient products, systems, and solutions on rooftops and throughout building envelopes that help to reduce carbon emissions from the built environment which is estimated to contribute as much as 30% of annual greenhouse gas ("GHG") emissions.
We intend to continue to seek synergistic acquisitions that will enhance our ability to service our customers with a broader set of energy-efficient solutions. Refer to Notes 3 and 4 for further discussion of acquisitions made during the past three years and our discontinued operations.
We believe our proactive approach to continuous improvement initiatives and focus on delivering the Carlisle Experience to our customers allowed us to maintain margin resiliency in 2024. We remain focused on continuing our value-creating journey with the proven foundational pillars of Vision 2030 ingrained in our Carlisle culture of continuous improvement and returns-focused capital deployment.

Description of Business by Segment
Carlisle Construction Materials (“CCM”)
Products, Markets and Locations
The CCM segment has evolved from a supplier of the first single-ply ethylene propylene diene monomer (“EPDM”) roofing membranes in the early 1960s to today, where we deliver innovative, easy-to-install and energy-efficient solutions through the Carlisle Experience for customers who are creating the sustainable buildings of the future. CCM is a manufacturer and supplier of premium roofing products and related technologies primarily for the commercial construction market. CCM offers high-performance, single-ply roofing solutions that include EPDM, thermoplastic polyolefin (“TPO”), polyvinyl chloride (“PVC”), architectural metal and roof garden systems.
EPDM, TPO and PVC membrane and polyisocyanurate ("polyiso") insulation are sold together in warranted systems or separately in non-warranted systems to the new construction, repair and replacement, and general construction markets. These products are primarily sold under the Carlisle SynTec, Versico, Weatherbond and Hunter Panels brands in the United States of America (“U.S.” or “United States”) and throughout the world, and EPDM membranes under the Resitrix and Hertalan brands primarily in Europe.
CCM operates manufacturing facilities located throughout the United States, its primary market, and in Germany, the Netherlands, the United Kingdom ("U.K.") and Romania. The majority of CCM’s products are sold through a network of authorized sales representatives and distributors in North America and Europe.
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
Market Factors
CCM serves a large and diverse customer base; however, in 2024 CCM's two largest customers represented 33.7% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company's consolidated revenues and operating income. Both of these customers' business is covered under a number of independent local agreements.
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
Strategy
Our strategy for the CCM segment is to:
•Leverage mega trends around energy efficiency, labor savings, and the re-roofing cycle supported by initiatives to accelerate innovation, and the Carlisle Experience;
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
Market Factors
This segment faces competition from numerous, usually local or regional competitors, that typically produce a subset of CWT’s broader suite of weatherproofing technologies used in both commercial and residential markets. The level of competition within these markets varies by product line, region and channel. As a leader in air and vapor barriers, waterproofing, spray foam and other insulation solutions, CWT competes through innovative products, long-term warranties and customer service. CWT's backlog of orders is not a significant factor for the segment, and thus not a reliable indicator of intermediate-term revenue as most products have relatively short order-to-delivery periods. The warranties offered on CWT products vary by solution.
Strategy
Our strategy for the CWT segment is to:
•Further expand our value proposition to building owners, contractors and home builders with our comprehensive suite of energy-efficient building products;
•Capture significant aftermarket opportunities as both residential and non-residential buildings are in need of both repair and energy-efficiency upgrades;
•Continue to expand margins through implementation of COS, strong incremental margins on volume growth and investments in our factories; and
•Further expand our presence in niche high-growth and high-margin opportunities including retail product expansion, advanced air, water, and vapor barriers, and enhancement of other building envelope adjacencies.

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
Research and Development
Research and development activities include the development of new product lines, the modification of existing product lines to comply with regulatory changes, and the research of cost efficiencies through raw material substitution and process improvements. Our research and development expenses were $35.4 million, $28.7 million and $19.0 million, representing 0.7%, 0.6% and 0.3% of revenues in 2024, 2023 and 2022, respectively.
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
Sustainability
Carlisle’s sustainability history is fundamental to our culture. Our journey began in the early 1900s when we recycled rubber from our first inner tube production line, and now, over 100 years later, we consider sustainability a core attribute of the value we provide our customers. We believe our century-long legacy of responsible stewardship will help enable us to meet our net-zero GHG emission goal and inform the three pillars of our sustainability strategy: producing energy-efficient products, reducing our operational and value-chain emissions, and diverting construction material waste from landfills.
We work with the Science Based Targets Initiative ("SBTi"), an independent body that provides companies with the guidance and tools to establish emission reduction initiatives using targets grounded in climate-based science. In a pivotal step towards achieving our near-term emissions targets, Carlisle received validation of our scopes 1 & 2 absolute and scope 3 intensity targets from the SBTi. Furthermore, Carlisle submitted our Net Zero 2050 targets and is currently awaiting validation from the SBTi.
In 2024, we certified nine additional manufacturing facilities to the ISO 14001 Environmental Management System standard, bringing our total to 38 certified plants which represents over half of our operational footprint. We have also begun the process of preparing our sites for ISO 50001 implementation, including the installation of electric and natural gas meters.
Innovation is a fundamental practice at Carlisle and we believe that it is integral to our ability to achieve both our economic and sustainability goals aligned through Vision 2030. The growing demand for energy and labor-saving efficiencies, as well as increased preference for full building envelope solutions creates opportunities for Carlisle to provide new, innovative solutions that create value for both our customers and the environment. In recognition of these trends, we have committed to increasing our investment in research and development as part of our Vision 2030 strategy.
Carlisle has a longstanding history of environmental stewardship based on our core tenet of waste reduction. We have implemented various recycling programs including scrap repurposing, process tolerance improvement, and the purchase of raw materials with recycled content. The success of these programs has propelled us to surpass our original waste reduction goal of diverting 1 million tons of waste by 2030, and as a result, we have now increased our commitment and implemented a target of 2 million tons of waste diverted by 2030.
As we continue our sustainability journey, we continue to rely on the tenets of the Carlisle Environmental Sustainability Policy, which specifies the collection of detailed data from our facilities across the globe. Through evaluating the data, we can measure factors, like GHG emissions, which we will use to monitor our progress toward achieving our established targets. The policy further establishes a process to engage our supply chain and monitor compliance with Carlisle's policies for fair labor practices and our Code of Business Conduct and Ethics.
The Chair, President, and Chief Executive Officer reviews and approves the strategic direction for Carlisle’s sustainability approach, which is guided to execution through the Vice President of Sustainability and the ESG Steering Committee. The Vice President of Sustainability, reporting to the Chair, President, and Chief Executive Officer, leads the ESG Steering Committee, which is composed of key executives in the areas of human resources, COS, legal, and finance. The ESG Steering Committee develops strategy, provides oversight, and monitors accountability in our ESG and climate-related initiatives through the deployment of the Carlisle Environmental Sustainability Policy. The Vice President of Sustainability and members of the ESG Steering Committee work with senior leadership within Carlisle’s business units to deploy and accelerate Carlisle’s sustainability strategy. Periodically, Carlisle's Board of Directors (the "Board") reviews the status of our ESG initiatives.
Our environmental sustainability initiatives and strategy are discussed further in our 2023 Corporate Sustainability Report, which can be found on our website at www.carlisle.com; this report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Human Capital Resources
Investing in Our People
As of December 31, 2024, we employed approximately 5,500 people, including approximately 4,700 employees in our U.S operations and excluding approximately 200 contractors.
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
We also partner with universities in the U.S. and outside the U.S., recruiting for talent in management, sales, finance, information technology and other functions from the communities in which we work. In addition, we engage certain universities for collaborative research and development, and training efforts. Each business segment collaborates with local high schools and trade schools to educate young people about manufacturing careers and attract them to the industry.
We offer several training programs to current employees intended to develop talent, including:
•Carlisle Leadership Summit, a leadership development program intended to identify and prepare high-performing employees for senior leadership roles and to recognize and continue to develop our most seasoned employees;
•Carlisle Leadership Program, a partnership with The Wharton School of the University of Pennsylvania, a program for Director and VP level employees who are leading teams and demonstrating future potential for senior leadership roles. The program is intended to develop business and leadership skills in both applied and classroom environments;
•Accelerating Carlisle Leaders, a leadership development program designed for Senior Managers and new Directors that aims to increase business and leadership skills to prepare participants to lead at a higher level; and
•Carlisle Leadership Foundations, a leadership development program designed for employees who have recently advanced, or are expected to advance, to their first leadership roles and have the potential to take on greater roles in the future. The program is intended to help these employees define their own leadership style, to enable their future success and to build key leadership capabilities.

Fair Treatment
Carlisle maintains a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by Carlisle and is illegal in many jurisdictions. Carlisle respects the human rights of all employees and strives to treat them with dignity consistent with standards and practices recognized by the international community. Carlisle is committed to respecting all human rights, as articulated in the Universal Declaration of Human Rights, the International Covenant on Civil and Political Rights, the International Covenant on Economic, Social and Cultural Rights, and the International Labor Organization’s Declaration on Fundamental Principles and Rights at Work.
In addition to policies for fair treatment, in 2024, Carlisle continued its commitment to assessing engagement in the workplace by administering Gallup’s Q12 survey. As part of the survey follow-up, managers included their team members in creating action plans to increase engagement and feedback. This ensured everyone had a voice in the action planning process. Teams worked collectively throughout the year to make progress on their action plans.
Since 2021, we have maintained pay equity across our U.S. workforce. This means compensating employees the same when they perform the same job duties, while accounting for other factors, such as their experience level, job performance and tenure with the Company. Carlisle's minimum starting wage is $17 per hour for our entire U.S. workforce.
Health and Safety
Through COS, we have launched “Path to Zero,” an initiative to drive our safety incident rate to zero. At Carlisle, safety is everyone’s responsibility. This includes our own employees, as well as contractors, suppliers, customers and others. Carlisle is committed to adhering to safety policies, procedures and training to incorporate safety into all aspects of business operations. Safety and near-miss events are investigated to root cause to reduce overall exposure and share improvements. Carlisle measures and reviews safety performance and strives for continuous improvement along the Path to Zero.
Throughout 2024, our teams continued to support each other and focus on safety, as evidenced by our industry leading 0.75 OSHA Incident Rate. Carlisle continues to lead in safety performance and has consistently outperformed the industry since we started tracking this metric on a consolidated basis in 2018.
Labor Matters
Employees represented by unions, local work councils or collective bargaining agreements as of December 31, 2024, are listed below, with the number of employees represented and the expiration date of the applicable agreements:

Location	Number of Agreements	Number of Employees Represented	Expiration Date
CCM - Germany	2	164	May 2025
CWT - Canada	4	153	December 2024 (2)(1) December 2025 December 2026
CCM - Netherlands	1	99	February 2026
CCM - Romania	1	52	June 2026
CWT - US	1	13	March 2026
(1)The two agreements between CWT - Canada and its employees that expired in December 2024 are currently in negotiation for renewal.
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
Failure to successfully complete restructuring activities could negatively affect the Company.
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
Most of the Company’s revenues and operating income are generated from the construction market. Construction spending is affected by economic conditions, changes in interest rates, inflationary pressures, demographic and population shifts, new housing starts, impacts on labor availability from U.S. immigration laws, policies and practices and changes in construction spending by federal, state and local governments. A decline in the construction market, particularly in construction repair and replacement activities, could adversely affect the Company’s business, financial condition, results of operations and cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials.
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
The Company utilizes petroleum-based products, chemicals, resins and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 66% of the Company’s cost of goods sold in 2024. Significant increases in the costs of these materials may not be recovered through selling price increases and significant disruption to the Company's supply chains or significant shortages of materials could adversely affect the Company’s business, financial condition, results of operations and cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions. Refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity price risk.
Environmental, Regulatory and Legal Risks
The Company's operations are subject to risks related to environmental laws and regulations.
We are subject to stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2024 and 2023, nor are any material asset retirement obligations recorded as of those dates. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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

General Risk Factors
Cybersecurity breaches or significant disruptions of our information technology systems, increased compliance costs or violations of data privacy laws could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support critical business processes. Security breaches of these systems could result in the unauthorized or inappropriate access to confidential information or personal data entrusted to us by our business partners. While we have experienced, and expect to continue to experience, cybersecurity breaches of our information technology systems, none of the breaches to date has had a material impact on the Company. Additionally, these systems may be disrupted as a result of attacks by computer hackers or viruses, human error or wrongdoing, operational failures or other catastrophic events. Cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence. The Company leverages its internal information technology infrastructures, and those of its business partners, to enable, sustain and protect its global business interests. However, any of the aforementioned breaches or disruptions or the impacts from changing technologies, including artificial intelligence, could result in legal claims, liability or penalties under privacy laws or damage to operations or to the Company's reputation, which could adversely affect our business.
We are subject to data privacy and security laws, regulations and customer-imposed controls as a result of having access to and processing confidential, personal and/or sensitive data in the ordinary course of business. If we are unable to maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business. New laws that may restrict use or sharing of data or otherwise regulate artificial intelligence and machine learning may also lead to significant increases in the Company's cost of compliance or otherwise adversely affect our business.
The Company is subject to risks arising from widespread health emergencies.
The Company’s businesses operate in market segments that could be impacted by widespread health emergencies. Operating during a widespread health emergency exposes the Company to a number of risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, increases in operating costs related to pay and benefits for our employees, collection of trade receivables in accordance with their terms, and potential impairment of goodwill and long-lived assets, any of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
The Company’s cybersecurity processes are managed by a dedicated department led by the Director of Information Security. The Director of Information Security has 11 years of cybersecurity work experience and carries a number of cybersecurity and security-related certifications. The dedicated department is responsible for developing and implementing the strategies, policies and procedures to manage and mitigate cybersecurity risks. The dedicated department utilizes documented incident response procedures to become informed of and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The dedicated department is comprised of an 11 person staff, several of whose members carry multiple cybersecurity and other security-related certifications. The Company’s internal audit department also provides support to the Company’s cybersecurity processes.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2024, by segment follows:

	Number of Facilities			Square Footage (in millions)
	North America	Europe	Total	Owned	Leased
Carlisle Construction Materials	32	10	42	4.6	1.7
Carlisle Weatherproofing Technologies	53	1	54	1.9	1.8
Continuing Operations	85	11	96	6.5	3.5
The Company considers its principal properties, as well as the related machinery and equipment, to be generally well maintained, and suitable and adequate for its intended purposes.
Item 3.  Legal Proceedings.
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 16 and is incorporated into this Part I, Item 3 by reference.
Item 4.  Mine Safety Disclosures.
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2024, as compared to a $100 investment in the S&P MidCap 400® Index and S&P 500® Index. The graph and corresponding chart assume the investment of $100 in our common stock and each of the indices as of December 31, 2019 and the reinvestment of all dividends.

	Carlisle	S&P MidCap 400	S&P 500
2019	$100.00	$100.00	$100.00
2020	98.01	113.66	118.40
2021	157.44	141.80	152.39
2022	151.01	123.28	124.79
2023	202.75	143.54	157.59
2024	241.57	163.53	197.02
The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index and S&P 500® Index.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2024, there were 1,046 stockholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Dividends
We intend to pay dividends to our stockholders and have increased our dividend rate annually for the past 48 years. On January 28, 2025, the Board declared a regular quarterly dividend of $1.00 per share, payable on March 3, 2025, to stockholders of record at the close of business on February 18, 2025. Future dividends remain subject to the discretion of the Board.

Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during the three months ended December 31, 2024 follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	0.2	$449.74	0.2	4.3
November	0.8	447.41	0.8	3.5
December	—	—	—	3.5
Total	1.0		1.0
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2024, there were less than 0.1 million shares reacquired in transactions outside the repurchase program.
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
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle,” the “Company,” “we,” “us” or “our”) is a leading manufacturer and supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K (the "2023 Annual Report on Form 10-K").
Executive Overview
We are pleased to report that 2024 was a successful year for Carlisle with diluted earnings per share ("EPS") from continuing operations of 18.34 which reflects a 29% increase over 2023. We achieved this EPS with 9% revenue growth along with operating margins from continuing operations of 22.8%, and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margins of 26.6%, which were supported by resilient and recurring re-roofing revenue which more than mitigated the negative impact from the broader challenging construction environment.
In 2024, we executed on multiple strategic initiatives that strengthened our position as a pure-play building products company. We maintained our commitment to returning capital to stockholders, deploying $1.6 billion to repurchase shares using the proceeds from the divestiture of Carlisle Interconnect Technologies ("CIT"), our last non-building products business. Our acquisition playbook yielded significant results, with nearly $700 million deployed to strengthen our building envelope capabilities, including the strategic additions of MTL Holdings LLC ("MTL"), a leading provider of prefabricated perimeter edge metal systems and non-insulated architectural metal wall systems for commercial, institutional and industrial buildings, and PFB Holdco, Inc ("PFB"), a leading vertically integrated provider of expanded polystyrene and insulation products across Canada and the Midwestern United States. Overall, we believe our 2024 results represented progress in line with the goals outlined in our Vision 2030 strategy.
Vision 2030 positions us to benefit from the widely understood macro-trends, including growing commercial re-roofing demand, an ongoing housing shortage, and our ability to provide energy efficient and labor-saving solutions and systems. Furthermore, our 2024 acquisitions strengthen our position as a leading manufacturer within the building envelope and reinforce our commitment to acquire growth and create value through a superior integration playbook.

Summary Financial Results

(in millions, except per share amounts and percentages)	2024	2023
Revenues	$5,003.6	$4,586.9
Operating income	$1,143.1	$982.8
Operating margin	22.8%	21.4%
Income from continuing operations	$865.1	$718.9
Income from discontinued operations	$446.7	$48.5
Diluted earnings per share attributable to common shares:
Income from continuing operations	$18.34	$14.22
Income from discontinued operations	$9.48	$0.96

Adjusted EBITDA(1)	$1,332.7	$1,152.8
Adjusted EBITDA margin(1)	26.6%	25.1%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effects of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$5,003.6	$4,586.9	$416.7	9.1%	6.8%	2.3%	—%
The increase in revenues in 2024 primarily reflects higher sales in the non-residential construction end market of $468.6 million as continued inventory normalization and growing re-roof activity led to increased construction activity offset by lower sales in the residential construction end market of $58.1 million.
Revenues by Geographic Area

(in millions, except percentages)	2024		2023
United States	$4,527.2	90.5%	$4,130.1	90.0%
International:
Europe	237.8		211.8
North America (excluding U.S.)	194.7		198.0
Other	43.9		47.0
Total International	476.4	9.5%	456.8	10.0%
Revenues	$5,003.6		$4,586.9
Gross Profit

(in millions, except percentages)	2024	2023	Change	%
Gross profit	$1,887.7	$1,634.2	$253.5	15.5%
As a percentage of revenues	37.7%	35.6%
Depreciation and amortization	$63.1	$60.9
Gross profit as a percentage of revenues increased in 2024, driven primarily by volume leverage on strong sales growth in our CCM segment.

Selling and Administrative Expenses

(in millions, except percentages)	2024	2023	Change	%
Selling and administrative expenses	$722.8	$625.2	$97.6	15.6%
As a percentage of revenues	14.4%	13.6%
Depreciation and amortization	$107.9	$88.8
Selling and administrative expenses increased in 2024, primarily due to several factors: a $41.5 million increase in wage and benefit expenses from higher equity incentive compensation and additional headcount from acquisitions; a $22.4 million increase in sales and marketing expenses driven by higher commissions from increased sales volumes; a $19.1 million increase in amortization expense, primarily related to the MTL acquisition; and $12.1 million in acquisition costs from the MTL and the PFB acquisitions.
Research and Development Expenses

(in millions, except percentages)	2024	2023	Change	%
Research and development expenses	$35.4	$28.7	$6.7	23.3%
As a percentage of revenues	0.7%	0.6%
Depreciation and amortization	$1.6	$1.4
Research and development expenses were higher in 2024 primarily reflecting an increase in new product development expenses of $5.7 million at our CCM segment and $1.0 million at our CWT segment. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation, with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.
Other Operating Income, net

(in millions, except percentages)	2024	2023	Change	%
Other operating income, net	$(13.6)	$(2.5)	$(11.1)	NM
The change in other operating income, net, primarily reflected a $5.0 million gain from an insurance settlement received in the second quarter of 2024, a $2.3 million reduction in losses from the sale of fixed assets, which occurred in 2023 but not in 2024, and a $1.8 million reduction in losses from fixed asset impairments, which also occurred in 2023 but not in 2024.
Operating Income

(in millions, except percentages)	2024	2023	Change	%
Operating income	$1,143.1	$982.8	$160.3	16.3%
Operating margin percentage	22.8%	21.4%
Refer to Segment Results of Operations within this MD&A for further information related to segment operating income results.
Interest Expense, net

(in millions, except percentages)	2024	2023	Change	%
Interest expense, net	$73.3	$75.6	$(2.3)	(3.0)%
Interest expense, net of capitalized interest, decreased during 2024 primarily reflecting lower long-term debt balances associated with the redemption in full of $300.0 million of our 0.55% unsecured senior notes due September 1, 2023 (the "2023 Notes") in September 2023 and the redemption in full of $400.0 million of our 3.50% unsecured senior notes due December 1, 2024 (the "2024 Notes") in December 2024. Refer to Note 13 for further information on our long-term debt.

Interest Income

(in millions, except percentages)	2024	2023	Change	%
Interest income	$(60.3)	$(20.1)	$(40.2)	200.0%
Interest income increased during 2024 primarily relating to higher yields compared to the prior year and a higher invested cash balance due to proceeds from the sale of CIT in the second quarter of 2024.
Other Non-Operating Expense (Income), net

(in millions, except percentages)	2024	2023	Change	%
Other non-operating expense (income), net	$19.2	$(3.1)	$22.3	NM
The change in other non-operating expense (income), net in 2024 primarily reflected a $21.1 million loss related to the accelerated recognition of pension actuarial losses within accumulated other comprehensive loss due to the settlements of portions of the Company's pension plan in the fourth quarter of 2024.
Income Taxes

(in millions, except percentages)	2024	2023	Change	%
Provision for income taxes	$245.8	$211.5	$34.3	16.2%
Effective tax rate	22.1%	22.7%
The provision for income taxes on continuing operations for 2024 is higher than 2023, primarily reflecting higher pre-tax income which equated to higher taxes of $34.3 million.
Refer to Note 8 for further information related to income taxes.
Income from Discontinued Operations

(in millions, except percentages)	2024	2023	Change	%
Income from discontinued operations before taxes	$480.3	$21.7	$458.6	NM
Provision for (benefit from) income taxes	33.6	(26.8)
Income from discontinued operations	$446.7	$48.5
Income from discontinued operations before taxes in 2024 primarily reflected the pre-tax gain on sale of the CIT business of $457.3 million and operating results of $56.7 million compared to the pre-tax loss on the sale of the Carlisle Fluid Technologies ("CFT") business of $82.5 million, partially offset by operating results of $99.5 million from CIT and $17.3 million from CFT in 2023.
Provision for (benefit from) income taxes for discontinued operations primarily reflected a tax provision created from the gain on the sale of CIT in 2024, compared to a tax benefit received due to the loss on sale of CFT in 2023.
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

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$3,704.3	$3,253.4	$450.9	13.9%	11.2%	2.7%	—%
Operating income	$1,084.3	$913.9	$170.4	18.6%
Operating margin	29.3%	28.1%
Adjusted EBITDA(1)	$1,163.8	$976.8
Adjusted EBITDA margin(1)	31.4%	30.0%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effects of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CCM’s revenue increased in 2024 primarily due to higher sales in the non-residential end market of $428.9 million, driven by inventory normalization and growing re-roof activity from pent-up demand. CCM’s operating margin and adjusted EBITDA margin increase in 2024 primarily reflected the volume leverage on higher sales.
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

(in millions, except percentages)	2024	2023	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$1,299.3	$1,333.5	$(34.2)	(2.6)%	(3.7)%	1.2%	(0.1)%
Operating income	$173.6	$187.9	$(14.3)	(7.6)%
Operating margin	13.4%	14.1%
Adjusted EBITDA(1)	$268.3	$284.8
Adjusted EBITDA margin(1)	20.6%	21.4%
(1)Adjusted EBITDA and adjusted EBITDA margin are intended to provide investors and others with information about Carlisle's and our segments' performance without the effects of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. Refer to Non-GAAP Financial Measures in this MD&A for more information about, and a detailed reconciliation of, these items.
CWT’s revenue decreased in 2024 primarily reflecting lower sales in the residential end market of $80.1 million, partially offset by higher sales in the non-residential end market of $39.7 million. CWT’s operating margin and adjusted EBITDA margin decrease in 2024 primarily reflected higher operating costs to support longer term growth initiatives.

Liquidity and Capital Resources
A summary of our cash and cash equivalents by region follows:

(in millions)	December 31, 2024	December 31, 2023
North America (excluding U.S.)	$23.4	$34.1
Europe	8.7	14.0
Asia	3.3	9.8
International cash and cash equivalents	35.4	57.9
U.S. cash and cash equivalents	718.1	518.8
Total cash and cash equivalents	$753.5	$576.7
We maintain liquidity sources primarily consisting of cash and cash equivalents as well as availability under the Company's Fifth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). In the near term, cash on hand is our primary source of liquidity. The increase in cash and cash equivalents compared to December 31, 2023, is primarily related to cash received from the sale of the CIT business and cash generated from operations, partially offset by cash used on share repurchases, the purchases of MTL and PFB, repayment of senior notes, capital expenditures and payment of dividends to stockholders.
Upon permanent transfer of cash outside of certain jurisdictions, primarily in Canada, we may be subject to withholding taxes, and as such we have accrued $6.3 million in anticipation of those taxes as of December 31, 2024. In addition, in certain countries, primarily China, our cash is subject to local laws and regulations that require government approval for conversion of such cash to U.S. Dollars, as well as for transfer of such cash, both temporarily and permanently outside of that jurisdiction.
We believe we have sufficient cash on hand, availability under the Credit Agreement and operating cash flows to meet our anticipated business requirements for at least the next 12 months. At the discretion of management, the Company may use available cash on capital expenditures, dividends, share repurchases, acquisitions and strategic investments.
We also anticipate we will have sufficient cash on hand, availability under the Credit Agreement and operating cash flows to meet our anticipated long-term business requirements and to pay outstanding principal balances of our existing notes by the respective maturity dates. Another potential source of liquidity is access to public capital markets, subject to market conditions. We may access the capital markets for a variety of reasons, including to repay the outstanding balances of our outstanding debt and fund acquisitions. Refer to Note 13 for further information on long-term debt.
Sources and Uses of Cash and Cash Equivalents

(in millions)	2024	2023
Net cash provided by operating activities	$1,030.3	$1,201.3
Net cash provided by investing activities	1,229.6	352.4
Net cash used in financing activities	(2,110.2)	(1,349.7)
Effect of foreign currency exchange rate changes on cash	(1.7)	1.5
Change in cash and cash equivalents	$148.0	$205.5
Operating Activities
We generated operating cash flows totaling $1,030.3 million for 2024 (including working capital uses of $29.0 million), compared with $1,201.3 million for 2023 (including working capital sources of $107.6 million). Lower operating cash flows of $171.0 million in 2024 primarily reflected lower operating cash provided by discontinued operations of $173.0 million and an increase in working capital uses of $136.6 million, partially offset by higher income from continuing operations of $146.2 million.
The increase in working capital uses of $136.6 million related to a decrease in cash from higher inventory investments in 2024 of $261.7 million, reflecting the end of destocking of inventory experienced in 2023 and increased construction activity, partially offset by an increase in cash from accounts receivables of $68.1 million related to increased collections and accounts payable of $22.9 million related to higher inventory investments.

Investing Activities
Cash provided by investing activities of $1,229.6 million for 2024 primarily reflected net cash received from the sale of CIT of $1,998.0 million, partially offset by use of an aggregate of $676.9 million to fund the acquisitions of MTL and PFB and capital expenditures of $113.3 million.
Cash provided by investing activities of $352.4 million for 2023 primarily reflected net cash received from the sale of CFT of $510.6 million and proceeds from the sale of assets of $19.0 million, partially offset by capital expenditures of $142.2 million and the use of $36.1 million for the acquisition of a business.
Financing Activities
Cash used in financing activities of $2,110.2 million for 2024 primarily reflected share repurchases of $1,585.9 million, the redemption of the 2024 Notes of $400.0 million and cash dividend payments of $172.4 million, reflecting the increased annual dividend rate of $4.00 per share.
Cash used in financing activities of $1,349.7 million for 2023 primarily reflected share repurchases of $900.0 million, the redemption of the 2023 Notes of $300.0 million and cash dividend payments of $160.3 million.
Share Repurchases
On August 3, 2023, the Board approved a 7.5 million share increase in the Company's share repurchase program. We repurchased approximately 3.9 million shares in 2024 as part of our plan to return capital to stockholders, utilizing $1,585.9 million of our cash on hand. As of December 31, 2024, we had authority to repurchase 3.5 million shares.
Purchases may occur from time to time over an indefinite period of time in the open market, in privately negotiated transactions and through block trades, and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments and is subject to the discretion of the Board. The Company plans to continue to repurchase shares in 2025 on an opportunistic basis.
Debt Instruments
Senior Notes
On December 1, 2024, the Company redeemed in full the 2024 Notes at the redemption price of $407.0 million, consisting of the principal amount of $400.0 million and $7.0 million of interest.
We also have unsecured senior notes outstanding of $600.0 million due December 1, 2027 (at a stated interest rate of 3.75%), $750 million due March 1, 2030 (at a stated interest rate of 2.75%) and $550.0 million due March 1, 2032 (at a stated interest rate of 2.20%), each of which are rated BBB by Standard & Poor’s and Baa2 by Moody’s.
Revolving Credit Facility
During 2024, we had $22.0 million in borrowings and repayments under the Credit Agreement with a weighted average interest rate of 8.50%. During 2023, we had $84.0 million in borrowings and repayments under the Company's Fourth Amended and Restated Credit Agreement, as amended (the "Prior Credit Agreement"), with a weighted average interest rate of 6.61%. As of December 31, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement and Prior Credit Agreement, respectively, and $1.0 billion of availability.
Debt Covenants
We are required to meet various covenants and limitations under our senior notes and Credit Agreement, including certain leverage ratios, interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. We were in compliance with all covenants and limitations as of December 31, 2024 and 2023.
Refer to Note 13 for further information on our debt instruments.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to business combinations, goodwill and indefinite-lived intangible assets, revenue recognition, and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
The key techniques and assumptions utilized by type of major acquired asset or liability generally include:

Asset/Liability	Typical Valuation Technique	Key Assumptions
Technology-based intangible assets	Relief from royalty method	•Estimated future revenues from acquired technology •Royalty rates that would be paid if licensed from a third-party •Discount rates
Customer-based intangible assets	Multiple-period excess earnings method	•Estimated future revenues from existing customers •Rates of customer attrition •EBITDA margins •Discount rates •Contributory asset charges
Trademark/trade name intangible assets	Relief from royalty method	•Estimated future revenues from acquired trademark/trade name •Economic useful lives (definite vs. indefinite) •Royalty rates that would be paid if licensed from a third-party •Discount rates
Property, plant & equipment	Market comparable transactions (real property) and replacement cost, new less economic depreciation (personal property)	•Similarity of subject property to market comparable transactions •Costs of like equipment in new condition •Economic obsolescence rates
Inventory	Net realizable value less (i) estimated costs of completion and disposal, and (ii) a reasonable profit allowance for the seller	•Estimated percentage complete (WIP inventory) •Estimated selling prices •Estimated completion and disposal costs •Estimated profit allowance for the seller
Contingent consideration	Discounted future cash flows	•Future revenues and/or net earnings •Discount rates
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
Subsequent Measurement of Goodwill
Goodwill is not amortized but is tested for impairment annually, or more often if impairment indicators are present, at a reporting unit level. Goodwill is tested for impairment via a one-step process by comparing the fair value of goodwill with its carrying value. We recognize an impairment for the amount by which the carrying amount exceeds the fair value. We estimate the fair value of our reporting units based on the income approach utilizing the discounted cash flow method and the market approach utilizing the public company market multiple method. The key techniques and assumptions generally include:

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •EBITDA margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group
We have determined that we have four reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2024	December 31, 2023
Carlisle Construction Materials - Commercial Roofing	$848.9	$848.9
Carlisle Construction Materials - Architectural Metals	200.5	59.5
Carlisle Construction Materials - Europe	23.8	26.3
Carlisle Weatherproofing Technologies	404.8	267.8
Total	$1,478.0	$1,202.5
Annual Impairment Test
We test our goodwill for impairment annually as of November 1. For the November 1, 2024 impairment test, the CCM - Commercial Roofing, CCM - Architectural Metals, CCM - Europe, and CWT reporting units were tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of our analysis indicated that it is not more likely than not that the fair value of the aforementioned reporting units were less than their carrying values and thus, a quantitative analysis was not performed.
We will continue to closely monitor actual results against expectations and assess whether any significant changes in current events or conditions alter our projections for estimated future cash flows, discount rates and market multiples.
While we believe our conclusions regarding the fair value estimates of our reporting units are appropriate, these estimates are inherently uncertain and involve various judgments and assumptions. Factors influencing these estimates include the growth rate and extent in the markets served by our reporting units, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, with respect to discount rates, volatility in interest rates and the cost of equity.
Refer to Note 11 for more information regarding goodwill.
Subsequent Measurement of Indefinite-Lived Intangible Assets
As discussed above, indefinite-lived intangible assets are recognized and recorded at their acquisition-date fair value. Intangible assets with indefinite useful lives are not amortized but are tested for impairment annually, or more often if impairment indicators are present, at the appropriate unit of account, which is generally the individual asset. Indefinite-lived intangible assets are tested for impairment via a one-step process by comparing the fair value of the intangible asset with its carrying value. We recognize an impairment charge for the amount by which the carrying amount exceeds the intangible asset's fair value. We generally estimate the fair value of our indefinite-lived intangible assets consistent with the techniques noted above using our expectations about future cash flows, discount rates and royalty rates for purposes of the annual test. We monitor for significant changes in those assumptions during interim reporting periods. We also periodically re-assess indefinite-lived intangible assets as to whether their useful lives can be determined, and if so, we would begin amortizing any applicable intangible asset.
Annual Impairment Test
We test our indefinite-lived intangible assets for impairment annually as of November 1. For the November 1, 2024 impairment test, all indefinite-lived intangible assets, except for the Henry trade name related to ASP Henry Holdings, Inc., which we acquired in 2021, within the CWT reportable segment, were tested for impairment using the qualitative approach. The results of our analysis indicated that it is not more likely than not that the fair value of the aforementioned indefinite-lived intangible assets were less than their carrying values and thus, a quantitative analysis was not performed over these assets. The Henry trade name was tested for impairment using the quantitative approach described above, resulting in a fair value that substantially exceeded the carrying value.
We will continue to closely monitor actual results against expectations and assess whether any significant changes in current events or conditions alter our projections about future estimated revenues and discount rates. If our expectations of revenues from this trade name do not materialize or if the discount rate increases (based on increases in interest rates, market rates of return or market volatility), we may be required to record intangible asset impairment charges, which may be material.
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
Our critical judgments and estimates associated with revenue recognition primarily related to a group of customer contracts at our CIT business. The profile of these contracts generally included those in which CIT was a contract manufacturer or where CIT entered into an agreement to provide both services (engineering and design) and products resulting from those services and required us to recognize revenue over time, as opposed to a point in time. This required estimates of expected gross margin by customer. While CIT’s revenue is no longer disclosed discretely on the consolidated statement of income, it is included in discontinued operations income before income taxes and discretely disclosed in Note 4.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations.

We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss, and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $51.7 million on the deferred tax assets related to these carryforwards.
We (1) record unrecognized tax benefits as liabilities in accordance with Accounting Standards Codification 740, Income Taxes, and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
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

	December 31,
(in millions, except percentages)	2024	2023
Net income (GAAP)	$1,311.8	$767.4
Less: income from discontinued operations (GAAP)	446.7	48.5
Income from continuing operations (GAAP)	865.1	718.9
Provision for income taxes	245.8	211.5
Interest expense, net	73.3	75.6
Interest income	(60.3)	(20.1)
EBIT	1,123.9	985.9
Exit and disposal, and facility rationalization costs	2.9	7.8
Inventory step-up amortization and transaction costs	15.0	2.0
Impairment charges	—	1.8
(Gains) losses from acquisitions and disposals	(0.4)	2.8
Gains from insurance	(5.0)	—
Losses from litigation	2.6	1.4
Losses on pension settlement	21.1	—
Total non-comparable items	36.2	15.8
Adjusted EBIT	1,160.1	1,001.7
Depreciation	70.2	66.3
Amortization	102.4	84.8
Adjusted EBITDA	$1,332.7	$1,152.8
Divided by:
Total revenues	$5,003.6	$4,586.9
Adjusted EBITDA margin	26.6%	25.1%

	Year Ended December 31, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$1,084.3	$173.6	$(114.8)
Non-operating expense (income), net	0.8	(1.3)	19.7
EBIT	1,083.5	174.9	(134.5)
Exit and disposal, and facility rationalization costs	1.7	1.2	—
Inventory step-up amortization and transaction costs	1.9	2.7	10.4
Gains from acquisitions and disposals	—	(0.4)	—
Gains from insurance	(5.0)	—	—
Losses from litigation	1.0	1.6	—
Losses on pension settlement	—	—	21.1
Total non-comparable items	(0.4)	5.1	31.5
Adjusted EBIT	1,083.1	180.0	(103.0)
Depreciation	51.5	17.1	1.6
Amortization	29.2	71.2	2.0
Adjusted EBITDA	$1,163.8	$268.3	$(99.4)
Divided by:
Total revenues	$3,704.3	$1,299.3	$—
Adjusted EBITDA margin	31.4%	20.6%	NM

	Year Ended December 31, 2023
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$913.9	$187.9	$(119.0)
Non-operating (income) expense, net	(0.4)	0.2	(2.9)
EBIT	914.3	187.7	(116.1)
Exit and disposal, and facility rationalization costs	5.1	2.7	—
Inventory step-up amortization and transaction costs	—	0.5	1.5
Impairment charges	—	1.8	—
Losses (gains) from acquisitions and disposals	0.4	2.5	(0.1)
Losses (gains) from litigation	—	1.5	(0.1)
Total non-comparable items	5.5	9.0	1.3
Adjusted EBIT	919.8	196.7	(114.8)
Depreciation	45.0	17.5	3.8
Amortization	12.0	70.6	2.2
Adjusted EBITDA	$976.8	$284.8	$(108.8)
Divided by:
Total revenues	$3,253.4	$1,333.5	$—
Adjusted EBITDA margin	30.0%	21.4%	NM

Outlook
Revenues
Our expectations for segment revenues in 2025 follows:

	2025 Revenues	Primary Drivers
Carlisle Construction Materials	Mid single-digit growth	•Continued strength in re-roofing •Full year of MTL
Carlisle Weatherproofing Technologies	High single-digit growth	•Market share gains •Acquisitions of PFB and ThermaFoam
Total Carlisle	Mid single-digit growth

Cash Flows
Our priorities for the use of cash are to invest in growth and performance improvement opportunities for our existing businesses through capital expenditures, pursue strategic acquisitions that meet our stockholder return criteria, pay dividends to stockholders and return value to stockholders through share repurchases.
Capital expenditures in 2025 are expected to be approximately $150 million. Planned capital expenditures for 2025 include new product and capacity expansion, business sustaining projects and cost reduction efforts.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability of our customers to maintain appropriate labor levels under U.S. immigration laws, policies and practices; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity, artificial intelligence or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies, including, for example, expectations regarding their impact on our businesses, including on customer demand, supply chains and distribution systems, production, our ability to maintain appropriate labor levels, our ability to ship products to our customers, our future results, or our full-year financial outlook; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations. Further, any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.
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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2024 and 2023, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and

U.S. Dollar denominated. The Credit Agreement also allows for borrowings of up to $1.0 billion at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2024 and 2023. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.
Foreign Currency Exchange Risk
A portion of our operating cash flows are denominated in foreign currencies. As such we are exposed to market risk from changes in foreign currency exchange rates. We are primarily exposed to the exchange rates of currencies including the Canadian Dollar, Euro, British Pound and Chinese Renminbi. We continually evaluate our foreign currency exposure based on current market conditions and the locations in which we conduct our business. We manage most of our foreign currency exposure on a consolidated basis, which allows us to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, we may, from time to time, enter into derivative financial instruments, generally foreign currency forward contracts, to hedge the cash flows related to certain foreign currency denominated sales and purchase transactions expected in the near term and the related recognized trade receivable or payable. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet the objectives set forth above. We generally do not hedge the risk of foreign currency net investments into U.S. Dollars for financial reporting.
We had foreign exchange contracts with maturities less than one year for instruments that are designated and qualify as an accounting cash flow hedge with an aggregate U.S. Dollar equivalent notional value of $15.9 million and $26.6 million as of December 31, 2024 and 2023, respectively. The gross fair value was $0.9 million and $(0.9) million as of December 31, 2024 and 2023, respectively. The effective portion of changes in the fair value of the contracts is recorded in accumulated other comprehensive loss and is recognized in operating income when the underlying forecasted transaction impacts earnings. We also had foreign exchange contracts with maturities less than one year for instruments that are not designed as a cash flow hedge, but nonetheless are entered into as an economic hedge of certain foreign currency risk with an aggregate U.S. Dollar equivalent notional value of $11.5 million and $56.4 million as of December 31, 2024 and 2023, respectively. The gross fair value was $0.0 million and $(0.6) million as of December 31, 2024 and 2023, respectively. The unrealized gains and losses resulting from these contracts are not significant and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on the underlying items being economically hedged.
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
Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing petroleum-based products, chemicals and resins. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact; however, as of December 31, 2024 and 2023, we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Other Intangible Assets, Net – Henry Indefinite-Lived Trade Name — Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
The Company has a trade name related to ASP Henry Holdings, Inc. (“Henry”) that is an indefinite-lived intangible asset. As of December 31, 2024, the carrying value of the Henry indefinite-lived trade name is $218.3 million. Management estimates the fair value of its indefinite-lived intangible assets annually on its elected assessment date of November 1, 2024, based on the relief from royalty method which is an income approach utilizing the discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future trade name revenues, royalty rates that would be paid if licensed from a third-party, and discount rates to estimate the net present value of trade name revenues. Changes in these assumptions could have a significant impact on the fair value of the Henry trade name and a significant change in fair value could cause an impairment.

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
February 14, 2025
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MTL Holdings LLC (“MTL”), which was acquired on May 1, 2024 and whose financial statements constitute approximately 8% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024, and PFB Holdco (“PFB”), which was acquired on December 18, 2024 and whose financial statements constitute approximately 6% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting of MTL and PFB.
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
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 14, 2025

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenues	$5,003.6	$4,586.9	$5,449.4

Cost of goods sold	3,115.9	2,952.7	3,583.4
Selling and administrative expenses	722.8	625.2	623.5
Research and development expenses	35.4	28.7	19.0
Other operating (income) expense, net	(13.6)	(2.5)	18.7
Operating income	1,143.1	982.8	1,204.8
Interest expense, net	73.3	75.6	85.9
Interest income	(60.3)	(20.1)	(6.8)
Other non-operating expense (income), net	19.2	(3.1)	2.0
Income from continuing operations before income taxes	1,110.9	930.4	1,123.7
Provision for income taxes	245.8	211.5	265.7
Income from continuing operations	865.1	718.9	858.0

Discontinued operations:
Income before income taxes	480.3	21.7	66.6
Provision for (benefit from) income taxes	33.6	(26.8)	0.6
Income from discontinued operations	446.7	48.5	66.0
Net income	$1,311.8	$767.4	$924.0

Basic earnings per share attributable to common shares:
Income from continuing operations	$18.58	$14.38	$16.53
Income from discontinued operations	9.59	0.97	1.27
Basic earnings per share	$28.17	$15.35	$17.80

Diluted earnings per share attributable to common shares:
Income from continuing operations	$18.34	$14.22	$16.30
Income from discontinued operations	9.48	0.96	1.26
Diluted earnings per share	$27.82	$15.18	$17.56

Average shares outstanding:
Basic	46.5	49.9	51.8
Diluted	47.1	50.4	52.5

Comprehensive income:
Net income	$1,311.8	$767.4	$924.0
Other comprehensive income (loss):
Foreign currency (losses) gains	(22.9)	46.1	(50.4)
Amortization of unrecognized net periodic benefit costs, net of tax	20.7	(1.3)	(1.8)
Other, net of tax	3.2	1.9	(0.4)
Other comprehensive income (loss)	1.0	46.7	(52.6)
Comprehensive income	$1,312.8	$814.1	$871.4
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$753.5	$576.7
Receivables, net	579.7	615.3
Inventories, net	472.7	361.7
Prepaid expenses	26.9	21.2
Other current assets	93.5	107.6
Assets held for sale	—	1,725.6
Total current assets	1,926.3	3,408.1

Property, plant and equipment, net	711.8	655.2
Goodwill	1,478.0	1,202.5
Other intangible assets, net	1,504.9	1,252.9
Other long-term assets	195.6	101.3
Total assets	$5,816.6	$6,620.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$261.1	$245.5
Accrued and other current liabilities	373.2	292.9
Current portion of debt	3.2	402.7
Contract liabilities	28.3	26.4
Liabilities held for sale	—	218.8
Total current liabilities	665.8	1,186.3

Long-term liabilities:
Long-term debt, less current portion	1,887.4	1,886.7
Contract liabilities	322.2	297.6
Other long-term liabilities	477.9	420.4
Total long-term liabilities	2,687.5	2,604.7

Stockholders' equity:
Preferred stock, $1 par value per share (5.0 shares authorized and unissued)	—	—
Common stock, $1 par value per share (200.0 shares authorized; 44.4 and 47.7 shares outstanding, respectively)	78.7	78.7
Additional paid-in capital	589.0	553.8
Treasury shares, at cost (34.2 and 30.9 shares, respectively)	(4,867.4)	(3,326.4)
Accumulated other comprehensive loss	(110.1)	(111.1)
Retained earnings	6,773.1	5,634.0
Total stockholders' equity	2,463.3	2,829.0
Total liabilities and equity	$5,816.6	$6,620.0
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income	$1,311.8	$767.4	$924.0
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	70.2	84.3	96.7
Amortization	102.4	120.4	154.6
Lease expense	26.6	28.7	27.9
Stock-based compensation	30.1	41.5	31.2
Deferred taxes	(60.1)	(71.7)	(33.3)
(Gain) loss on sale of discontinued operations	(454.4)	82.5	(7.0)
Other operating activities, net	29.4	28.8	46.2
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	69.6	1.5	(25.9)
Inventories	(103.7)	158.0	(165.2)
Contract assets	10.3	13.7	(18.9)
Prepaid expenses and other assets	(16.8)	(24.7)	21.6
Accounts payable	(4.1)	(27.0)	(60.5)
Accrued and other current liabilities	14.5	(10.1)	20.0
Contract liabilities	25.9	23.4	27.4
Other long-term liabilities	(21.4)	(15.4)	(37.9)
Net cash provided by operating activities	1,030.3	1,201.3	1,000.9

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	1,998.0	510.6	132.0
Capital expenditures	(113.3)	(142.2)	(183.5)
Acquisitions, net of cash acquired	(676.9)	(36.1)	(24.7)
Investment in securities	20.8	1.1	10.3
Other investing activities, net	1.0	19.0	4.8
Net cash provided by (used in) investing activities	1,229.6	352.4	(61.1)

Financing activities:
Repayments of notes	(400.0)	(300.0)	(350.0)
Borrowings from revolving credit facility	22.0	84.0	—
Repayments of revolving credit facility	(22.0)	(84.0)	—
Repurchases of common stock	(1,585.9)	(900.0)	(400.0)
Dividends paid	(172.4)	(160.3)	(134.4)
Proceeds from exercise of stock options	80.2	25.7	40.4
Withholding tax paid related to stock-based compensation	(18.1)	(11.7)	(14.7)
Other financing activities, net	(14.0)	(3.4)	(3.3)
Net cash (used in) provided by financing activities	(2,110.2)	(1,349.7)	(862.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.7)	1.5	(2.2)
Change in cash and cash equivalents	148.0	205.5	75.6
Less: change in cash and cash equivalents of discontinued operations	(28.8)	(6.4)	9.9
Cash and cash equivalents at beginning of period	576.7	364.8	299.1
Cash and cash equivalents at end of period	$753.5	$576.7	$364.8
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Total Stockholders' Equity
	Shares Outstanding	Amount				Shares	Cost
Balance as of January 1, 2022	52.0	$78.7	$481.5	$(105.2)	$4,237.7	26.4	$(2,063.2)	$2,629.5
Net income	—	—	—	—	924.0	—	—	924.0
Other comprehensive income, net of tax	—	—	—	(52.6)	—	—	—	(52.6)
Dividends - $2.58 per share	—	—	—	—	(134.6)	—	—	(134.6)
Repurchases of common stock(2)	(1.6)	—	—	—	—	1.6	(400.0)	(400.0)
Issuances and deferrals, net for stock-based compensation(1)	0.5	—	31.1	—	—	(0.5)	27.0	58.1
Balance as of December 31, 2022	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	767.4	—	—	767.4
Other comprehensive loss, net of tax	—	—	—	46.7	—	—	—	46.7
Dividends - $3.20 per share	—	—	—	—	(160.5)	—	—	(160.5)
Repurchases of common stock(2)	(3.5)	—	—	—	—	3.5	(908.3)	(908.3)
Issuances and deferrals, net for stock-based compensation(1)	0.3	—	41.2	—	—	(0.1)	18.1	59.3
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	1,311.8	—	—	1,311.8
Other comprehensive loss, net of tax	—	—	—	1.0	—	—	—	1.0
Dividends - $3.70 per share	—	—	—	—	(172.7)	—	—	(172.7)
Repurchases of common stock(2)	(3.9)	—	—	—	—	3.9	(1,599.5)	(1,599.5)
Issuances and deferrals, net for stock-based compensation(1)	0.6	—	35.2	—	—	(0.6)	58.5	93.7
Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
(1)Issuances and deferrals, net for stock-based compensation reflects share activity related to option exercises, net of tax, restricted and performance shares vested, and net issuances and deferrals associated with deferred compensation equity.
(2)Repurchases of common stock reflects share activity related to share repurchases and excise taxes on share repurchases.
 See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1—Summary of Accounting Policies
Nature of Business
Carlisle Companies Incorporated, its wholly owned subsidiaries and their subsidiaries, referred to herein as the “Company” or “Carlisle,” is a manufacturer and supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through its building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, Carlisle delivers innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated. The Company reclassified certain prior periods' amounts to conform with the current presentation of the Consolidated Statements of Stockholders' Equity to present the cost of excise taxes on share repurchases within repurchases of common stock instead of issuances and deferrals, net for stock-based compensation. The Company reclassified certain prior periods' amounts to conform with the current presentation of the revenues by geographic area in Note 2—Segment Information to aggregate the Asia and Middle East revenues into other, and aggregate the Africa revenues into other. The Company reclassified certain prior periods' amounts to conform with the current presentation of the rate reconciliation in Note 9—Income Taxes to aggregate the change in unrecognized tax benefit into other, net and reclassify tax credits from other, net to a separately disclosed line item.
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
Foreign Currency Matters
The functional currency of the Company’s subsidiaries outside the United States of America ("United States" or "U.S.") is the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities of these operations are translated to the U.S. Dollar at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions and from the remeasurement of monetary assets and liabilities and associated income statement activity of foreign subsidiaries where the functional currency is the U.S. Dollar and the records are maintained in the local currency are included in other non-operating expense (income), net.
Discontinued Operations
The results of operations for the Company's Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") businesses have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Income. Assets and liabilities subject to the sale of CIT have been reclassified as held for sale for the prior period presented in the Consolidated Balance Sheets.
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
The Company receives payment at the inception of the contract for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. The term of these warranties ranges from five to 40 years. The weighted-average life of the contracts as of December 31, 2024, is approximately 20 years.
Refer to Note 6 for further information on revenue recognition.
Costs to Obtain a Contract
Costs to obtain a contract are recognized as expenses as incurred, as the amortization period of these costs would be one year or less. These costs generally include sales commissions and are included in selling and administrative expenses.
Shipping and Handling Costs
Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold. Charges passed on to customers are included in revenues.
Other Non-operating Expense (Income), net
Other non-operating expense (income), net primarily includes foreign currency exchange (gains) losses, (gains) losses on pension settlements, (gains) losses from Rabbi Trust investments and (gains) losses on sales of a business.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair-value method. For equity-classified awards, the cost is measured at the grant date based on the fair value of the award, and is recognized as compensation cost over the requisite service period. This requisite service period typically matches the award's stated vesting period but may be shorter if the award fully vests upon the employee's retirement or termination from the Company. The Company recognizes compensation cost for awards that have graded vesting features under the graded vesting method, which considers each separately vesting tranche as though they were, in substance, a separate award. The Company also accounts for forfeitures of stock-based awards as they occur.
Refer to Note 7 for additional information regarding stock-based compensation.
Income Taxes
Income taxes include an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Refer to Note 8 for further information regarding income taxes.
Cash Equivalents
Highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.
Receivables and Allowance for Credit Losses
Receivables are stated at amortized cost, net of allowances for credit losses. The Company regularly evaluates the creditworthiness of its customers by reviewing their credit information. This assessment determines if any events have occurred subsequent to revenue recognition that indicate the receivable might be realized at an amount less than that recognized at the time of sale. Credit loss estimates are based on historical losses, current economic conditions, geographic considerations, and in some cases, assessments of specific customer accounts for potential risk of loss.
Changes in the Company's allowance for credit losses by segment follows:

(in millions)	CCM	CWT	Total
Balance as of December 31, 2022	$2.4	$2.6	$5.0
Current period provision	0.1	(0.4)	(0.3)
Amounts written off	(0.2)	(0.6)	(0.8)
Balance as of December 31, 2023	$2.3	$1.6	$3.9
Current period provision	0.5	0.5	1.0
Amounts acquired	0.1	0.2	0.3
Amounts written off	(0.4)	(0.1)	(0.5)
Balance as of December 31, 2024	$2.5	$2.2	$4.7
Inventories
Inventories are valued at the lower of cost and net realizable value, with cost determined primarily on an average cost basis. Cost of inventories includes raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials; depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory; and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other such costs associated with preparing the Company’s products for sale.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment annually, or more often if impairment indicators are present, at a reporting unit level by comparing the fair value of the reporting unit with its carrying value. The Company's annual testing date for goodwill is November 1. The Company determined it had four reporting units within its two reportable segments. As noted earlier, the CIT business and its corresponding reporting unit has been reclassified as held for sale for the prior period.
Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. Definite-lived intangible assets consist primarily of acquired customer relationships, patents and technology, and certain trade names. The Company determines the useful life of its definite-lived intangible assets based on multiple factors including the size and make-up of the acquired customer base, the expected dissipation of those customers over time, the Company’s own experience in the particular industry, the impact of known trends such as technological obsolescence and product demand and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically re-assesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.
Intangible assets with indefinite useful lives are not amortized but are tested for impairment annually, or more often if impairment indicators are present, by comparing the fair value of the intangible asset with its carrying value. The Company's annual testing date for indefinite-lived intangible assets is November 1. The Company periodically re-assesses indefinite-lived intangible assets as to whether their useful lives can be determined and, if so, begins amortizing any applicable intangible asset.
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
Right-of-use assets ("ROU assets") represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, measured based on the present value of fixed and known lease payments over the lease term, and recorded in other long-term assets, accrued and other current liabilities, and other long-term liabilities. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets.
Refer to Note 16 for additional information regarding leases.
Contingencies and Insurance Recoveries
The Company is exposed to losses related to various potential claims related to its employee obligations and other matters in the normal course of business, including commercial, employee, environmental or other regulatory claims. The Company records a liability related to such potential claims, both those reported to the Company and incurred but not yet reported, when probable and reasonably estimable. The Company expenses legal defense costs related to such matters as incurred.
The Company maintains occurrence-based insurance contracts related to certain contingent losses, primarily workers’ compensation, medical and dental, general liability, property, and product liability claims up to applicable retention limits as part of its risk management strategy. The Company records a recovery under these insurance contracts when such recovery is deemed probable. Insurance proceeds in excess of realized losses are gain contingencies and not recorded until realized.
Refer to Note 16 for additional information regarding contingencies and insurance recoveries.
Derivative Instruments and Hedge Accounting
From time to time, the Company may enter into derivative financial instruments to hedge various risks to cash flows or the fair value of recognized assets and liabilities, including those arising from fluctuations in foreign currencies, interest rates and commodities. The Company recognizes these instruments at the time they are entered into and measures them at fair value. For instruments that are designated and qualify as cash flow hedges under GAAP, the changes in fair value period-to-period, less any excluded components, are classified in accumulated other comprehensive loss, until the underlying transaction being hedged impacts earnings. The excluded components are recorded in current period income (loss). For those instruments that are designated and qualify as fair value hedges under GAAP, the changes in fair value period-to-period of both the derivative instrument and underlying hedged item are recognized currently in earnings. For those instruments not designated or those that do not qualify as hedges under GAAP, the changes in fair value period-to-period are classified immediately in current period income, within other non-operating expense (income), net.
Refer to Note 17 for a description of the Company's current derivative instrument and hedging activities.

New Accounting Standards Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 effective January 1, 2024 using a retrospective approach to all prior periods presented. The adoption of this standard did not require an implementation adjustment and did not impact the Company's consolidated net income or cash flows. Refer to Note 2 for updated disclosures.
New Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments which are intended to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and is evaluating the impact of the adoption on the Consolidated Financial Statements but does not anticipate that adoption of the standard will have a material impact.
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). ASU 2024-03 is effective for the Company's fiscal year beginning January 1, 2027 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027 and has not yet determined the potential impact.
Note 2—Segment Information
The Company reports its results of operations through two segments, each of which represents a reportable segment as follows:
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
Carlisle's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM uses segment operating income in the annual budget and forecasting process. The CODM considers forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses operating income to assess the performance of each segment and determine the compensation of certain employees.
Summary financial information, including significant expenses, by reportable segment follows:

	Year ended December, 31 2024
(in millions)	CCM	CWT	Total
Revenue	$3,704.3	$1,299.3	$5,003.6

Cost of goods sold	2,239.0	873.1	3,112.1
Selling and administrative expenses	362.7	238.2	600.9
Research and development expenses	23.7	11.7	35.4
Other operating (income) expense, net(1)	(5.4)	2.7	(2.7)
Segment operating income	1,084.3	173.6	1,257.9
Corporate and unallocated operating expense			114.8
Interest expense, net			73.3
Interest income			(60.3)
Other non-operating expense			19.2
Income from continuing operations before income taxes			$1,110.9
(1)Primarily relates to lease terminations, insurance settlements, and litigation settlements.

	Year ended December 31, 2023
(in millions)	CCM	CWT	Total
Revenue	$3,253.4	$1,333.5	$4,586.9

Cost of goods sold	2,035.4	910.2	2,945.6
Selling and administrative expenses	287.3	219.6	506.9
Research and development expenses	18.0	10.7	28.7
Other operating (income) expense, net(1)	(1.2)	5.1	3.9
Segment operating income	913.9	187.9	1,101.8
Corporate and unallocated operating expense			119.0
Interest expense, net			75.6
Interest income			(20.1)
Other non-operating income			(3.1)
Income from continuing operations before income taxes			$930.4
(1)Primarily relates to (gain)/loss on sale of fixed assets, litigation settlements, and fixed asset impairments.

	Year ended December 31, 2022
(in millions)	CCM	CWT	Total
Revenue	$3,885.2	$1,564.2	$5,449.4

Cost of goods sold	2,403.5	1,181.0	3,584.5
Selling and administrative expenses	296.6	221.4	518.0
Research and development expenses	11.2	7.8	19.0
Other operating (income) expense, net(1)	(1.1)	25.4	24.3
Segment operating income	1,175.0	128.6	1,303.6
Corporate and unallocated operating expense			98.8
Interest expense, net			85.9
Interest income			(6.8)
Other non-operating expense			2.0
Income from continuing operations before income taxes			$1,123.7
(1)Primarily relates to fixed asset and intangible asset impairments.

Other financial information by reportable segment follows:

(in millions)	Depreciation and Amortization	Capital Expenditures
2024
Carlisle Construction Materials	$80.7	$65.5
Carlisle Weatherproofing Technologies	88.3	35.4
Segment Total	169.0	100.9
Corporate and unallocated	3.6	—
Total	$172.6	$100.9
2023
Carlisle Construction Materials	$57.0	$84.5
Carlisle Weatherproofing Technologies	88.1	26.0
Segment Total	145.1	110.5
Corporate and unallocated	6.0	0.3
Total	$151.1	$110.8
2022
Carlisle Construction Materials	$55.6	$135.1
Carlisle Weatherproofing Technologies	97.1	21.6
Segment Total	152.7	156.7
Corporate and unallocated	5.9	2.1
Total	$158.6	$158.8
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.
Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2024	December 31, 2023
United States	$754.6	$654.8
International:
Europe	74.9	79.6
Other	71.9	21.3
Total long-lived assets	$901.4	$755.7
A summary of revenues based on the country to which the product was delivered and reconciliation of disaggregated revenue by segment follows:

	2024
(in millions)	CCM	CWT	Total
United States	$3,373.7	$1,153.5	$4,527.2
International:
Europe	217.3	20.5	237.8
North America (excluding U.S.)	85.0	109.7	194.7
Other	28.3	15.6	43.9
Total international	330.6	145.8	476.4
Total revenues	$3,704.3	$1,299.3	$5,003.6

	2023
(in millions)	CCM	CWT	Total
United States	$2,949.3	$1,180.8	$4,130.1
International:
Europe	192.7	19.1	211.8
North America (excluding U.S.)	85.4	112.6	198.0
Other	26.0	21.0	47.0
Total international	304.1	152.7	456.8
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
United States	$3,526.2	$1,397.8	$4,924.0
International:
Europe	233.8	18.8	252.6
North America (excluding U.S.)	98.0	127.8	225.8
Other	27.2	19.8	47.0
Total international	359.0	166.4	525.4
Total revenues	$3,885.2	$1,564.2	$5,449.4
Customer Information
Revenues from Beacon Roofing Supply, Inc. accounted for approximately 17.8%, 16.4% and 13.2% of the Company’s consolidated revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 15.9%, 15.3% and 13.2% of the Company's consolidated revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Sales to both of these customers originate in the CCM and CWT segments. No other customers accounted for 10.0% or more of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022.
Note 3—Acquisitions
2024 Acquisitions
PFB Holdco.
On December 18, 2024, the Company completed the acquisition of 100% of the equity interests of PFB Holdco, Inc. ("PFB") for cash consideration of $268.9 million, including $6.4 million of cash acquired, subject to certain customary purchase price adjustments. PFB is a leading vertically integrated provider of expanded polystyrene insulation products across Canada and the Midwestern United States.
For the period from December 18, 2024 to December 31, 2024, PFB contributed revenues of $1.3 million and operating loss of $1.0 million. The results of operations of the acquired business are reported as part of the CWT segment.
The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the consideration transferred to acquire PFB and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 12/18/2024
Total cash consideration transferred	$268.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6.4
Receivables, net	9.6
Inventories	14.5
Prepaid expenses and other current assets	6.6
Property, plant and equipment	31.7
Definite-lived intangible assets	112.8
Other long-term assets	46.1
Accounts payable	(4.6)
Accrued and other current liabilities	(27.8)
Deferred income taxes	(27.9)
Other long-term liabilities	(43.5)
Total identifiable net assets	123.9
Goodwill	$145.0
The Company acquired $9.8 million of gross contractual accounts receivable, of which $0.2 million was not expected to be collected at the date of acquisition.
The goodwill recognized in the acquisition of PFB reflects market participant synergies attributable to significant raw material purchase synergies with CWT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. All of the goodwill has been preliminarily assigned to the CWT reporting unit. None of the goodwill is deductible for tax purposes.
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$74.9	11
Trade names	15.0	15
Technologies	22.9	10
Total	$112.8
The Company has also preliminarily recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $27.9 million.
MTL Holdings
On May 1, 2024, the Company completed the acquisition of 100% of the equity interests of MTL Holdings LLC ("MTL") for cash consideration of $424.6 million, including $10.3 million of cash acquired, subject to post-closing adjustments which were finalized in the third quarter of 2024. MTL is a leading provider of prefabricated perimeter edge metal systems and non-insulated architectural metal wall systems for commercial, institutional and industrial buildings.
For the period from May 1, 2024 to December 31, 2024, MTL contributed revenues of $86.9 million and operating income of $8.5 million. The results of operations of the acquired business are reported as part of the CCM segment.
The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the consideration transferred to acquire MTL and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 5/1/2024		As of 12/31/2024
Total cash consideration transferred	$423.1	$1.5	$424.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3	—	10.3
Receivables, net	14.0	—	14.0
Inventories	17.2	—	17.2
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	10.7	(0.3)	10.4
Definite-lived intangible assets	248.3	—	248.3
Other long-term assets	8.1	—	8.1
Accounts payable	(5.9)	—	(5.9)
Accrued and other current liabilities	(6.1)	—	(6.1)
Deferred income taxes	(6.9)	—	(6.9)
Other long-term liabilities	(6.7)	—	(6.7)
Total identifiable net assets	283.9	(0.3)	283.6
Goodwill	$139.2	$1.8	$141.0
The Company acquired $14.1 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition.
The goodwill recognized in the acquisition of MTL reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. All of the goodwill has been preliminarily assigned to the Carlisle Architectural Metals reporting unit, which is part of the CCM reportable segment. Goodwill totaled $141.0 million, of which $134.3 million is deductible for tax purposes.
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
2023 Acquisition
Polar Industries
On November 8, 2023, the Company acquired select assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”), for consideration of $36.1 million including post-closing adjustments, which were finalized in the first quarter of 2024. Polar is a manufacturer of expanded polystyrene and graphite polystyrene for residential and commercial application.
For the period from November 8, 2023 to December 31, 2023, the related product lines contributed revenues of $2.4 million and operating income of $0.1 million. The results of operations of Polar are reported within the CWT segment.
Consideration of $20.9 million has been allocated to goodwill, all of which is deductible for tax purposes. All of the goodwill was assigned to the CWT reporting unit. Consideration of $2.6 million has been allocated to customer relationships, with a useful life of nine years, $9.4 million to property, plant and equipment, $1.8 million to inventory,

$1.8 million to accounts receivable, $0.2 million to accounts payable and $0.2 million to accrued and other current liabilities.
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
Consideration of $12.5 million has been allocated to goodwill, none of which is deductible for tax purposes. All of the goodwill was assigned to the CCM reporting unit, which was divided into four reporting units in 2022 with goodwill allocated to the new reporting units based on their relative fair values. Consideration of $7.9 million has been allocated to customer relationships, with a useful life of nine years, $3.4 million to property, plant and equipment, $2.8 million to inventory, $0.8 million to accounts receivable, and $0.5 million to accounts payable.
Note 4—Discontinued Operations
On May 21, 2024, the Company completed the sale of CIT for cash proceeds of $2.025 billion, subject to certain customary purchase price adjustments, which were finalized in the third quarter of 2024.
On October 2, 2023, the Company completed the sale of CFT for proceeds of $520 million, subject to certain customary purchase price adjustments, which were finalized in the fourth quarter of 2024.
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
A summary of the results from discontinued operations included in the Consolidated Statements of Income and Comprehensive Income follows:

	2024
(in millions)	CIT	CFT	Other	Total
Revenues	$328.6	$—	$—	$328.6

Cost of goods sold	237.5	—	—	237.5
Other operating expenses, net	34.4	—	—	34.4
Operating income	56.7	—	—	56.7
Other non-operating expense, net	0.5	24.9	5.4	30.8
Income (loss) from discontinued operations before income taxes and loss on sale	56.2	(24.9)	(5.4)	25.9
(Gain) loss on sale of discontinued operations	(457.3)	2.9	—	(454.4)
Income (loss) from discontinued operations before income taxes	513.5	(27.8)	(5.4)	480.3
Provision for (benefit from) income taxes	49.0	(9.5)	(5.9)	33.6
Income (loss) from discontinued operations	$464.5	$(18.3)	$0.5	$446.7

	2023
(in millions)	CIT	CFT		Other	Total
Revenues	$886.1	$227.1		$—	$1,113.2

Cost of goods sold	666.9	129.2		—	796.1
Impairment	—	24.8		—	24.8
Other operating expenses, net	119.7	55.8		—	175.5
Operating income	99.5	17.3		—	116.8
Other non-operating (income) expense, net	(0.5)	—		1.8	1.3
Income (loss) from discontinued operations before income taxes and loss on sale	100.0	17.3		(1.8)	115.5
Pre-close transaction expenses(1)	11.3	—		—	11.3
Loss on sale of discontinued operations	—	82.5		—	82.5
Income (loss) from discontinued operations before income taxes	88.7	(65.2)		(1.8)	21.7
Provision for (benefit from) income taxes	1.3	(26.2)		(1.9)	(26.8)
Income (loss) from discontinued operations	$87.4	$(39.0)	0	$0.1	$48.5
(1)Includes legal fees and stock-based compensation expenses directly related to the sale incurred prior to the close of the transaction. Upon close of the transaction, these expenses are incorporated into the (gain)/loss on sale of discontinued operations.

	2022
(in millions)	CIT	CFT	CBF	Total
Revenues	$845.4	$297.1	$—	$1,142.5

Cost of goods sold	669.3	181.8	—	851.1
Other operating expenses, net	141.0	79.5	—	220.5
Operating income	35.1	35.8	—	70.9
Other non-operating (income) expense, net	(1.1)	—	12.4	11.3
Income (loss) from discontinued operations before income taxes and gain on sale	36.2	35.8	(12.4)	59.6
Gain on sale of discontinued operations	—	—	(7.0)	(7.0)
Income (loss) from discontinued operations before income taxes	36.2	35.8	(5.4)	66.6
Provision for (benefit from) income taxes	2.0	2.8	(4.2)	0.6
Income (loss) from discontinued operations	$34.2	$33.0	$(1.2)	$66.0

A summary of the carrying amounts of major assets and liabilities of CIT classified as held for sale in the Consolidated Balance Sheets follows:

(in millions)	December 31, 2023
ASSETS
Cash and cash equivalents	$28.8
Receivables, net	145.5
Inventories, net	149.5
Contract assets	75.9
Prepaid and other current assets	23.7

Property, plant, and equipment, net	183.4
Goodwill	838.0
Other intangible assets, net	259.3
Other long-term assets	21.5
Total assets of the disposal group classified as held for sale	$1,725.6

LIABILITIES
Accounts payable	$84.3
Contract liabilities	1.4
Accrued liabilities and other	52.4

Other long-term liabilities	80.7
Total liabilities of the disposal group classified as held for sale	$218.8
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows follows:

	2024
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$8.9	$(18.3)	$0.5	$(8.9)
Net cash provided by investing activities	1,986.3	—	—	1,986.3
Net cash (used in) provided by financing activities(1)	(2,024.0)	18.3	(0.5)	(2,006.2)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—	$—

	2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by operating activities	$113.3	$50.7	$0.1	$164.1
Net cash (used in) provided by investing activities	(28.8)	509.0	—	480.2
Net cash used in financing activities(1)	(79.6)	(571.0)	(0.1)	(650.7)
Change in cash and cash equivalents from discontinued operations	4.9	(11.3)	—	(6.4)
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$28.8	$—	$—	$28.8

	2022
(in millions)	CIT	CFT	CBF	Total
Net cash provided by (used in) operating activities	$42.9	$25.8	$(8.2)	$60.5
Net cash (used in) provided by investing activities	(18.3)	(4.5)	132.0	109.2
Net cash used in financing activities(1)	(15.3)	(20.7)	(123.8)	(159.8)
Change in cash and cash equivalents from discontinued operations	9.3	0.6	—	9.9
Cash and cash equivalents from discontinued operations at beginning of period	14.6	10.7	—	25.3
Cash and cash equivalents from discontinued operations at end of period	$23.9	$11.3	$—	$35.2
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

(in millions, except per share amounts and percentages)	2024	2023	2022
Income from continuing operations	$865.1	$718.9	$858.0
Less: dividends declared	172.7	160.5	134.6
Undistributed earnings	692.4	558.4	723.4
Percent allocated to common stockholders(1)	99.8%	99.8%	99.8%
Undistributed earnings allocated to common stockholders	691.1	557.1	721.8
Add: dividends declared to common shares, restricted share units and vested and deferred restricted and performance shares	172.3	160.2	134.3
Income from continuing operations attributable to common stockholders	$863.4	$717.3	$856.1

Shares:
Basic weighted-average shares outstanding	46.5	49.9	51.8
Effect of dilutive securities:
Performance awards	0.2	0.1	0.2
Stock options	0.4	0.4	0.5
Diluted weighted-average shares outstanding	47.1	50.4	52.5

Per share income from continuing operations attributable to common shares:
Basic	$18.58	$14.38	$16.53
Diluted	$18.34	$14.22	$16.30

(1) Basic weighted-average shares outstanding	46.5	49.9	51.8
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	46.6	50.0	51.9
Percent allocated to common stockholders	99.8%	99.8%	99.8%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

(in millions)	2024	2023	2022
Income from discontinued operations attributable to common stockholders for basic and dilutive earnings per share	$445.8	$48.5	$65.8
Net income attributable to common stockholders for basic and diluted earnings per share	$1,309.3	$765.6	$921.8
Anti-dilutive stock options excluded from earnings per share calculation (1)	—	0.6	0.2
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

	2024
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$3,675.9	$1,298.9	$4,974.8
Services transferred over time	28.4	0.4	28.8
Total revenues	$3,704.3	$1,299.3	$5,003.6

	2023
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$3,226.9	$1,333.1	$4,560.0
Services transferred over time	26.5	0.4	26.9
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
Products transferred at a point in time	$3,859.9	$1,563.9	$5,423.8
Services transferred over time	25.3	0.3	25.6
Total revenues	$3,885.2	$1,564.2	$5,449.4
Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024 follows:

(in millions)	2025	2026	2027	2028	2029	Thereafter
Extended service warranties	$28.7	$27.7	$26.7	$25.6	$24.6	$217.2
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

Contract Balances
Contract liabilities relate to payments received in advance of performance under a contract, primarily related to extended service warranties in the CCM and CWT segments. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. A summary of the change in contract liabilities follows:

(in millions)	2024	2023	2022
Balance as of January 1	$324.0	$294.8	$273.3
Revenue recognized	(28.8)	(26.9)	(25.6)
Revenue deferred	55.3	56.1	47.1
Balance as of December 31	$350.5	$324.0	$294.8
Revenues by End-Market
A summary of revenues disaggregated by major end-market industries and reconciliation of disaggregated revenue by segment follows:

	2024
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$3,414.9	$583.6	$3,998.5
Residential	289.4	587.7	877.1
Total construction	3,704.3	1,171.3	4,875.6
Heavy equipment	—	103.9	103.9
General industrial and other	—	24.1	24.1
Total revenues	$3,704.3	$1,299.3	$5,003.6

	2023
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$2,986.0	$543.9	$3,529.9
Residential	267.4	667.8	935.2
Total construction	3,253.4	1,211.7	4,465.1
Heavy equipment	—	104.3	104.3
General industrial and other	—	17.5	17.5
Total revenues	$3,253.4	$1,333.5	$4,586.9

	2022
(in millions)	CCM	CWT	Total
General construction:
Non-residential	$3,583.8	$613.7	$4,197.5
Residential	301.4	762.2	1,063.6
Total construction	3,885.2	1,375.9	5,261.1
Heavy equipment	—	105.9	105.9
General industrial and other	—	82.4	82.4
Total revenues	$3,885.2	$1,564.2	$5,449.4
Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program, as amended and restated effective January 1, 2024 (the “Program”), under which the Company may award stock options and other equity-based incentives to the Company’s directors, officers, employees or consultants. The Program was originally approved by the Company’s stockholders at the Company's 2024 Annual Meeting of Stockholders. As of December 31, 2024, 2.8 million shares remained available for issuance under the Program, and 0.8 million of those shares were available for grant as restricted shares, performance shares or other “full value” awards.
During the year ended December 31, 2024, the Company awarded 117 thousand stock options, 36 thousand restricted stock awards and 24 thousand performance share awards as part of the Program with an aggregate grant-date fair value of approximately $34.7 million to be recognized over the requisite service period for each award.
Stock-based compensation cost by award type follows:

(in millions)	2024	2023	2022
Stock option awards	$14.0	$14.4	$10.2
Restricted stock awards	9.4	8.3	7.2
Performance share awards	9.4	8.8	8.3
Total stock-based compensation cost incurred	32.8	31.5	25.7
Capitalized cost during the period	(3.3)	(4.5)	(1.9)
Amortization of capitalized cost during the period	3.4	4.7	1.2
Total stock-based compensation expense	$32.9	$31.7	$25.0
Income tax benefit	$18.7	$11.4	$11.5
In 2022, Carlisle's Board of Directors (the "Board") authorized a broad-based grant of stock options to U.S. employees. This grant contributed $5.0 million, $6.7 million and $2.9 million to stock-based compensation costs for the years ended December 31, 2024, 2023 and 2022, respectively. $0.4 million, $0.5 million and $0.7 million of compensation costs were capitalized to inventory as of December 31, 2024, 2023 and 2022, respectively, and is recognized in costs of goods sold when that related inventory is sold.
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost from continuing operations related to stock options of $11.1 million as of December 31, 2024, is to be recognized over a weighted-average period of 1.2 years.
The Company determines the fair value of its stock options using the Black-Scholes-Merton option pricing model, which relies on certain assumptions to estimate an option’s fair value. The weighted average assumptions used in the determination of fair value for stock options follows:

(in millions, except per share amounts and percentages)	2024	2023	2022 Broad-based Grant	2022
Expected dividend yield	1.2%	1.2%	1.0%	0.9%
Expected term (in years)	4.7	4.6	3.8	4.7
Expected volatility	32.1%	32.4%	31.9%	29.1%
Risk-free interest rate	3.9%	3.6%	3.9%	1.8%
Weighted-average grant date fair value (per share)	$97.11	$74.20	$80.23	$55.96
Fair value of options granted	$11.4	$13.3	$40.4	$12.8
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

A summary of stock options outstanding and activity follows:

	Number of Units (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1,433	$199.79
Options granted	117	320.38
Options exercised	(521)	154.37
Options forfeited / expired	(154)	284.63
Outstanding as of December 31, 2024	875	227.97	6.4	$123.3
Vested and exercisable as of December 31, 2024	402	164.81	4.6	$81.9
Additional information related to stock option activity during the years ended December 31 follows:

(in millions)	2024	2023	2022
Intrinsic value of options exercised	$118.2	$23.5	$57.9
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost from continuing operations related to restricted stock of $9.1 million as of December 31, 2024, is to be recognized over a weighted-average period of 1.7 years.
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	126	$205.96
Shares granted	36	337.83
Shares vested	(53)	170.01
Shares forfeited	(9)	285.75
Outstanding as of December 31, 2024	100	265.53	1.0	$36.9
Additional information related to restricted stock award activity during the years ended December 31 follows:

(in millions)	2024	2023	2022
Weighted-average grant date fair value (per share)	$337.83	$250.83	$227.44
Intrinsic value of restricted stock exercised	18.5	10.7	15.7
Performance Share Awards
Performance shares are granted for a three-year performance period, after which the actual number of performance shares earned by an employee is determined by the Company's attainment of a management objective which is based on the Company’s relative total stockholder return versus the S&P Midcap 400 Index® over a three-year time period. Unrecognized compensation cost from continuing operations related to performance share awards of $10.7 million as of December 31, 2024, is to be recognized over a weighted-average period of 1.7 years.
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

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	118	$285.97
Awards granted	24	467.92
Awards vested	(96)	213.19
Awards converted	48	213.19
Awards forfeited	(4)	405.35
Outstanding as of December 31, 2024	90	368.42	0.8	$33.1
Additional information related to performance share activity during the years ended December 31 follows:

(in millions)	2024	2023	2022
Weighted-average grant date fair value (per share)	$467.92	$368.47	$313.77
Intrinsic value of performance share awards exercised	31.0	19.9	22.0
Deferred Compensation - Equity
Certain employees are eligible to participate in the Company’s Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Participants have elected to defer an aggregate of 59 thousand and 63 thousand shares of Company common stock as of December 31, 2024 and 2023, respectively. Company stock held for future issuance of vested awards is classified as additional paid in capital in the Consolidated Balance Sheets and is recorded at vest date fair value. Such deferred shares are included in basic earnings per share.
Note 8—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2024	2023	2022
Continuing operations:
U.S. domestic	$1,106.5	$924.1	$1,099.5
Foreign	4.4	6.3	24.2
Income from continuing operations before income taxes	1,110.9	930.4	1,123.7

Discontinued operations:
U.S. domestic	(15.2)	(121.9)	(9.3)
Foreign	495.5	143.6	75.9
Income from discontinued operations before income taxes	480.3	21.7	66.6

Total income before income taxes	$1,591.2	$952.1	$1,190.3
The provision for income taxes from continuing operations consists of the following:

(in millions)	2024	2023	2022
Current provision:
Federal and state	$282.1	$235.2	$280.1
Foreign	22.8	4.5	8.4
Total current provision	304.9	239.7	288.5

Deferred benefit:
Federal and state	(35.6)	(20.2)	(19.1)
Foreign	(23.5)	(8.0)	(3.7)
Total deferred benefit	(59.1)	(28.2)	(22.8)

Total provision for income taxes	$245.8	$211.5	$265.7

Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

(in millions, except percentages)	2024	2023	2022
Taxes at U.S. statutory rate	$233.3	$195.4	$236.0
State and local taxes, net of federal income tax benefit	33.8	31.4	39.5
Equity compensation windfall	(9.3)	(3.3)	(4.6)
Tax credits	(9.1)	(3.3)	(3.3)
Other, net	(2.9)	(8.7)	(1.9)
Provision for income taxes	$245.8	$211.5	$265.7
Effective income tax rate on continuing operations	22.1%	22.7%	23.6%
Cash payments for income taxes, net of refunds, were $324.2 million, $247.7 million and $295.8 million, in 2024, 2023 and 2022, respectively.
Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2024	December 31, 2023
U.S. federal tax attributes	$37.6	$5.2
Deferred revenue	35.9	32.8
Employee benefits	30.9	33.6
Capitalized research and development costs	29.4	20.6
Lease liabilities	22.8	13.3
U.S. state tax attributes	19.2	13.7
Non-U.S. tax attributes	15.7	10.6
Warranty reserves	5.1	5.7
Other, net	16.6	14.9
Gross deferred assets	213.2	150.4
Valuation allowances	(51.7)	(15.1)
Deferred tax assets after valuation allowances	161.5	135.3

Intangibles	(308.1)	(314.1)
Property, plant and equipment	(47.7)	(46.8)
Right of use assets	(21.6)	(12.2)
Undistributed foreign earnings	(6.3)	(5.8)
Gross deferred liabilities	(383.7)	(378.9)

Net deferred tax liabilities	$(222.2)	$(243.6)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2024	December 31, 2023
Other long-term assets	$6.0	$0.7
Other long-term liabilities	(228.2)	(244.3)
Net deferred tax liabilities	$(222.2)	$(243.6)
Valuation Allowances
As of December 31, 2024, the Company had federal capital loss carryforwards of $35.2 million, which expire in 2029. The Company believes it is likely the carryforwards will expire unused and therefore has established a full valuation allowance. As of December 31, 2024, the Company had foreign tax credit carryforwards for U.S. federal tax purposes of $2.0 million, which begin to expire in 2025. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance. As of December 31, 2024, the Company also had a deferred tax asset for state tax attributes of approximately $19.2 million, which begin to expire in 2026, comprised of net operating loss ("NOL"), credits, and capital loss carryforwards. The Company believes that it is likely that the capital losses and certain of the state NOLs will expire unused and therefore has established a valuation allowance of approximately $13.5 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to carryforwards in foreign jurisdictions of approximately $15.7 million, comprised of NOL and interest expense carryforwards, which begin to expire in 2025. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $0.9 million.
Undistributed Foreign Earnings
The Company has determined that an amount attributable to certain foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $6.3 million. It is not practicable to calculate deferred tax balances on other basis differences.
Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2024	2023	2022
Balance as of January 1	$7.3	$6.4	$7.3
Additions based on tax positions related to current year	3.1	3.3	0.9
Reductions due to statute of limitations	(0.8)	(2.7)	(1.8)
Adjustments for tax positions of prior years	—	—	0.2
Reductions due to settlements	—	(0.2)	(0.2)
Adjustments due to foreign exchange rates	—	0.5	—
Balance as of December 31	$9.6	$7.3	$6.4
If the unrecognized tax benefits as of December 31, 2024 were to be recognized, approximately $8.4 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as a long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending December 31, 2024, 2023 and 2022 were $1.2 million, $1.2 million and $2.3 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company participates in the IRS compliance assurance program and is currently up to date.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2018. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2013. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.
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

Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. However, it is uncertain whether the U.S. will adopt Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA"). The IRA includes various tax provisions, including a 15% corporate minimum income tax rate ("CAMT") and expanded tax credits for clean energy incentives. The CAMT does not impact the Consolidated Financial Statements for 2024. The Company will continue to evaluate the impact of CAMT on future years. Additionally, the Company purchased transferable federal tax credits during 2024 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended December 31, 2024.
Note 9—Inventories, net

(in millions)	December 31, 2024	December 31, 2023
Raw materials	$157.0	$120.9
Work-in-process	26.1	26.2
Finished goods	299.8	222.5
Reserves	(10.2)	(7.9)
Inventories, net	$472.7	$361.7
Note 10—Property, Plant and Equipment, net

(in millions)	December 31, 2024	December 31, 2023
Land	$50.8	$49.8
Buildings and leasehold improvements	475.0	464.6
Machinery and equipment	763.5	684.6
Projects in progress	125.0	104.8
Property, plant and equipment, gross	1,414.3	1,303.8
Accumulated depreciation	(702.5)	(648.6)
Property, plant and equipment, net	$711.8	$655.2
Capitalized interest totaled $2.1 million, $3.0 million and $2.8 million for 2024, 2023 and 2022, respectively.
Note 11—Goodwill and Other Intangible Assets, net
Goodwill
The changes in the carrying amount of goodwill, net by reportable segment follows:

(in millions)	CCM	CWT	Total
Balance as of December 31, 2022	$932.8	$244.8	$1,177.6
Goodwill acquired during year (1)	—	20.6	20.6
Currency translation and other	1.9	2.4	4.3
Balance as of December 31, 2023	$934.7	$267.8	$1,202.5
Goodwill acquired during year (1)	141.0	145.0	286.0
Currency translation and other	(2.6)	(7.9)	(10.5)
Balance as of December 31, 2024	$1,073.1	$404.9	$1,478.0
(1)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.

Other Intangible Assets, net

	December 31, 2024			December 31, 2023
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Assets subject to amortization:
Customer relationships	$1,456.0	$(380.5)	$1,075.5	$1,209.8	$(298.9)	$910.9
Technology and intellectual property	185.6	(103.4)	82.2	146.7	(97.6)	49.1
Trade names and other	154.8	(59.6)	95.2	88.2	(49.5)	38.7
Assets not subject to amortization:
Trade names	252.0	—	252.0	254.2	—	254.2
Other intangible assets, net	$2,048.4	$(543.5)	$1,504.9	$1,698.9	$(446.0)	$1,252.9
The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2024, follows (in years):

Customer relationships	13.1
Technology and intellectual property	8.7
Trade names and other	13.1
Total assets subject to amortization	12.8
Intangible assets subject to amortization as of December 31, 2024, will be amortized as follows:

(in millions)	2025	2026	2027	2028	2029	Thereafter
Estimated future amortization expense	$119.4	$117.4	$104.1	$102.9	$96.1	$713.0
The net carrying values of the Company’s other intangible assets, net by reportable segment follows:

(in millions)	December 31, 2024	December 31, 2023
Carlisle Construction Materials	$343.0	$121.1
Carlisle Weatherproofing Technologies	1,159.7	1,127.6
Corporate	2.2	4.2
Total	$1,504.9	$1,252.9

Note 12—Accrued and Other Current Liabilities

(in millions)	December 31, 2024	December 31, 2023
Customer incentives	$112.2	$112.7
Compensation and benefits	96.3	77.2
Income and other accrued taxes	55.3	19.9
Standard product warranties	26.2	24.9
Other accrued liabilities	83.2	58.2
Accrued and other current liabilities	$373.2	$292.9
Standard Product Warranties
The Company offers various standard warranty programs on its products, primarily for certain installed roofing systems and weatherproofing systems. The Company’s liability for such warranty programs is included in accrued expenses. The change in the Company’s standard product warranty liabilities follows:

(in millions)	2024	2023
Balance as of January 1	$24.9	$25.2
Provision	17.0	15.0
Acquired warranty obligation	0.8	—
Claims	(16.2)	(15.4)
Foreign exchange	(0.3)	0.1
Balance as of December 31	$26.2	$24.9

Note 13—Long-term Debt

			Fair Value (1)
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
2.20% Notes due 2032	$550.0	$550.0	$448.7	$445.9
2.75% Notes due 2030	750.0	750.0	672.2	666.2
3.75% Notes due 2027	600.0	600.0	584.1	575.2
3.50% Notes due 2024	—	400.0	—	392.5
Unamortized discount, debt issuance costs and other	(9.4)	(10.6)
Total long term-debt	1,890.6	2,289.4
Less: current portion of debt	3.2	402.7
Long term-debt, less current portion	$1,887.4	$1,886.7
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
3.5% Notes Due 2024
On November 16, 2017, the Company completed a public offering of $400.0 million of notes with a stated interest rate of 3.5% due December 1, 2024 (the “2024 Notes”). The 2024 Notes were issued at a discount of $0.4 million, resulting in proceeds to the Company of $399.6 million. The Company incurred costs to issue the 2024 Notes of approximately $4.5 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs were amortized to interest expense over the life of the 2024 Notes.
On December 1, 2024, the Company redeemed in full the 2024 Notes at the redemption price of $407.0 million, consisting of the principal amount of $400.0 million and $7.0 million of interest.

Notes Terms and Redemption Features
The 2032, 2030, and 2027 Notes (collectively, the “Notes”) are presented net of the related discount and debt issuance costs in long-term debt. The Notes may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

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
The Credit Agreement has a feature that allows the Company to increase availability, at its option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. Under the Credit Agreement the Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million.
As of December 31, 2024, the Company had no borrowings and $1.0 billion available under the Credit Agreement. During 2024, borrowings and repayments under the Credit Agreement totaled $22.0 million, respectively, with a weighted average interest rate of 8.50%. During 2023, the Company had $84.0 million in borrowings and repayments under the Prior Credit Agreement with a weighted average interest rate of 6.61%.
Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2024 and 2023.

Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2024, and 2023, the Company had $22.8 million and $17.6 million in letters of credit and bank guarantees outstanding, respectively. The Company has multiple arrangements to obtain letters of credit, which include an agreement with an unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $57.2 million was available as of December 31, 2024.
Interest Payments
Cash payments for interest were $70.2 million, $71.9 million and $82.9 million in 2024, 2023 and 2022, respectively.
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
The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follows:

	December 31, 2024	December 31, 2023
Discount rate	5.5%	4.8%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follows:

	2024	2023	2022
Discount rate	4.8%	5.1%	2.6%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.0%	6.0%	6.6%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2024, 2023 and 2022.
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

A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2024	2023
Funded status
Projected benefit obligation
Balance as of January 1	$134.3	$136.0
Change in benefit obligation:
Service cost	2.2	2.1
Interest cost	5.5	6.3
Actuarial (gain) loss	(8.4)	3.5
Benefits paid and transferred	(62.6)	(13.6)
Balance as of December 31	$71.0	$134.3
Fair value of plan assets
Balance as of January 1	$114.8	$114.9
Change in plan assets:
Actual gain on plan assets	3.9	8.4
Company contributions	2.1	5.1
Benefits paid and transferred	(62.6)	(13.6)
Balance as of December 31	$58.2	$114.8

Unfunded status as of December 31	$(12.8)	$(19.5)

Accumulated benefit obligation as of December 31	$70.8	$133.1
The Company’s projected benefit obligation includes approximately $17.7 million and $20.0 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2024 and 2023, respectively. The Company’s accumulated benefit obligation includes approximately $17.5 million and $18.7 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2024 and 2023, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.

(in millions)	December 31, 2024	December 31, 2023
Other long-term assets	$4.9	$0.4
Accrued and other current liabilities	(1.6)	(1.5)
Other long-term liabilities	(16.1)	(18.4)
Net pension liabilities	$(12.8)	$(19.5)
The amounts included in accumulated other comprehensive loss that have not been recognized in net periodic pension cost follows:

(in millions)	December 31, 2024	December 31, 2023
Unrecognized actuarial losses (gross)	$22.9	$51.3
Unrecognized actuarial losses (net of tax)	17.7	39.6
Unrecognized prior service costs (gross)	0.4	0.5
Unrecognized prior service costs (net of tax)	0.3	0.4
The components of net periodic benefit cost follows:

(in millions)	2024	2023	2022
Service cost	$2.2	$2.1	$2.3
Interest cost	5.5	6.3	3.3
Expected return on plan assets	(7.0)	(8.2)	(9.5)
Amortization of unrecognized net loss	1.8	1.3	5.0
Amortization of unrecognized prior service credit	0.1	0.1	—
Settlement expense	21.1	—	—
Net periodic benefit cost	$23.7	$1.6	$1.1

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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2024	December 31, 2023
Cash	$4.7	$0.5
U.S. treasury bonds	6.4	21.8
Mutual funds:
Equity mutual funds (1)	5.6	13.1
Fixed income mutual funds (2)	41.5	79.4
Total	$58.2	$114.8
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
The Company made contributions of $2.1 million and $5.1 million during 2024 and 2023, respectively. Contributions of $1.6 million and $1.5 million in 2024 and 2023, respectively, pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2024 and 2023, however, discretionary contributions of $0.5 million were made in 2024. During 2025, the Company expects to pay approximately $1.6 million in participant benefits under the executive supplemental and director plans.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2024, follows:

(in millions)	2025	2026	2027	2028	2029	2029-2033
Estimated benefit payments	$11.6	$7.7	$7.6	$7.2	$7.5	$30.1
Pension Settlement
On October 17, 2024, the Company entered into an agreement with an insurance company to purchase a nonparticipating single premium group annuity contract. In selecting the insurance company, the Company utilized guidance from the U.S. Department of Labor Interpretive Bulletin 95-1. Using plan assets, the Company transferred $55.0 million of certain defined benefit pension obligations to the insurance company. The contract covers approximately 1,300 Carlisle plan participants and beneficiaries (the "Transferred Participants"). Under this contract, the insurance company made an unconditional and irrevocable commitment to pay the pension benefits of each Transferred Participant that are due on or after January 1, 2025. The transaction did not change the amount of benefits payable to the Transferred Participants.
As a result of the transaction, the Company recognized non-cash pre-tax pension settlement charges of $21.1 million in the fourth quarter of 2024 related to the accelerated recognition of actuarial losses included within accumulated other comprehensive loss. The transaction also required the Company to remeasure the benefit obligations and plan assets as of the settlement date. The remeasurement reflected the use of an updated discount rate as of the remeasurement date of 5.0%, as compared to the discount rate of 4.8% that was used to determine benefit obligations as of December 31, 2023.

Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $17.5 million, $19.9 million, and $20.3 million in 2024, 2023 and 2022, respectively.
Matching contributions are invested in funds as directed by participants. Eligible participants may also elect to invest up to 50.0% of the Company’s matching contribution in the Company's common stock. Common shares held by the contribution savings plan were 0.4 million, 0.5 million, and 0.6 million as of December 31, 2024, 2023 and 2022, respectively.
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
The Company has established a Rabbi Trust to provide for a degree of financial security to cover its obligations under the Deferred Compensation Plan. Contributions to the Rabbi Trust by the Company are made at the discretion of management and generally are made in cash and invested in money-market funds. The Company consolidates the Rabbi Trust and therefore includes the investments in its Consolidated Balance Sheets. As of December 31, 2024, and 2023, the Company had $3.7 million and $4.4 million of cash, respectively, and $11.7 million and $11.5 million of short-term investments, respectively. The short-term investments are measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in net income and the associated cash flows presented as operating cash flows.
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

(in millions)	December 31, 2024	December 31, 2023
Other current assets	$0.6	$0.3
Other long-term assets	1.7	2.2
Total recovery receivable	$2.3	$2.5

Accrued and other current liabilities	$0.9	$1.1
Other long-term liabilities	11.1	13.4
Total workers' compensation liability	$12.0	$14.5

Note 15—Other Long-Term Liabilities

(in millions)	December 31, 2024	December 31, 2023
Deferred taxes and other tax liabilities(1)	$239.1	$253.0
Operating lease liabilities(2)	100.5	34.8
Deferred compensation(3)	28.5	27.2
Pension and other post-retirement obligations(3)	17.1	19.5
Long-term workers' compensation(3)	11.1	13.4
Other	81.6	72.5
Other long-term liabilities	$477.9	$420.4
(1)Refer to Note 8 for additional deferred tax discussion.
(2)Refer to Note 16 for additional operating lease liabilities discussion.
(3)Refer to Note 14 for additional pension, deferred compensation and workers' compensation discussion.
Note 16—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms of one to 17 years, some of which include one or more options to renew, with renewal terms that can extend the leases one to 10 years or more. The components of lease cost follow:

(in millions)	2024	2023	2022
Operating lease cost	$26.6	$21.2	$19.6
Variable lease cost	8.5	5.5	4.4
Short-term lease cost	8.1	6.9	5.1
Total lease cost	$43.2	$33.6	$29.1
A summary of lease assets and liabilities follows:

(in millions)	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets(1)	$121.6	$50.4
Liabilities:
Operating lease liabilities - current(2)	25.7	19.8
Operating lease liabilities - long-term(3)	100.5	34.8
Total lease liabilities	$126.2	$54.6
(1)Included in other long-term assets.
(2)Included in accrued and other current liabilities.
(3)Included in other long-term liabilities.
Maturity of lease liabilities as of December 31, 2024, follow:

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments	$31.4	$26.1	$19.4	$13.9	$12.5	$57.3	$160.6
Less: imputed interest							(34.4)
Total lease liabilities							$126.2
Lease Term and Discount Rate

	December 31, 2024	December 31, 2023
Operating leases:
Weighted-average remaining lease term (in years)	8.4	3.5
Weighted-average discount rate	5.1%	4.4%

Supplemental Cash Flow Information

(in millions)	2024	2023	2022
Operating lease liabilities - cash paid	$23.4	$19.9	$18.4
Operating lease liabilities - right-of-use assets obtained	92.8	19.2	18.7
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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2024, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations or operating cash flows.
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
A summary of the Company's designated and non-designated cash flow hedges follows:

	December 31, 2024		December 31, 2023
(in millions)	Fair Value (1)	Notional Value	Fair Value (1)	Notional Value
Designated hedges	$0.9	$15.9	$(0.9)	$26.6
Non-designated hedges	—	11.5	(0.6)	56.4
(1)The fair value of foreign currency forward contracts is included in other current assets. The fair value was estimated using observable market inputs such as forward and spot prices of the underlying exchange rate pair. Based on these inputs, derivative assets and liabilities are classified as Level 2 in the fair value hierarchy.
Designated Hedges
For instruments that are designated and qualify as a cash flow hedge, the Company had foreign currency forward contracts with maturities less than one year. The changes in the fair value of the contracts are recorded in accumulated other comprehensive loss and recognized in the same line item as the impact of the hedged item, revenues or cost of sales, when the underlying forecasted transaction impacts earnings. Gains and losses on the contracts representing hedge components excluded from the assessment of hedge effectiveness are recognized in the same line item as the hedged item, revenues or cost of sales, currently.

Non-Designated Hedges
For instruments that are not designed as a cash flow hedge, the Company had foreign exchange contracts with maturities less than one year. The unrealized gains and losses resulting from these contracts were immaterial and are recognized in other non-operating expense, net and partially offset corresponding foreign exchange gains and losses on these balances.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component follows:

(in millions)	Accrued post-retirement benefit liability	Foreign currency translation	Derivative contracts and other	Total
Balance as of December 31, 2022	$(38.2)	$(105.4)	$(14.2)	$(157.8)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2.9)	46.1	1.5	44.7
Amounts reclassified from accumulated other comprehensive loss(1)	1.6	—	0.4	2.0
Other comprehensive (loss) income	(1.3)	46.1	1.9	46.7
Balance as of December 31, 2023	(39.5)	(59.3)	(12.3)	(111.1)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	5.2	(22.9)	1.2	(16.5)
Amounts reclassified from accumulated other comprehensive loss(1)	15.5	—	2.0	17.5
Other comprehensive income (loss)	20.7	(22.9)	3.2	1.0
Balance as of December 31, 2024	$(18.8)	$(82.2)	$(9.1)	$(110.1)
(1)The accrued post-retirement benefit liability reclassification pertains to the amortization of unrecognized actuarial gains and losses and prior service credits and settlement expenses included in net periodic benefit cost. Refer to Note 14 for additional pension discussion.
Investment Securities
In accordance with its investment policy, the Company occasionally invests its excess cash in investment grade bonds and other securities to achieve higher yields. As of December 31, 2024 the Company had no investment grade bonds. The Company had $19.8 million of investment grade bonds as of December 31, 2023. The investment grade bonds are classified as available-for-sale and measured at fair value using quoted market prices in active markets (i.e., Level 1 measurements) with changes in fair value recorded in accumulated comprehensive income until realized, and the associated cash flows presented as investing cash flows. The Company includes the investments within other current assets in its Consolidated Balance Sheets.
Other Financial Instruments
Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of their short-term nature and negligible credit losses. Refer to Note 13 for the fair value of long-term debt.
Note 18—Subsequent Events
ThermaFoam Acquisition
On February 3, 2025, the Company completed the purchase of Texas-based expanded polystyrene insulation manufacturer ThermaFoam for $52.9 million, subject to customary closing adjustments. Founded in 1978 and located in the Dallas/Fort Worth area, ThermaFoam serves the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam is consistent with Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company with increased investment in innovation and synergistic M&A. The results of operations of the acquired business will be reported as part of the CWT segment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of MTL Holdings LLC ("MTL") on May 1, 2024 and PFB Holdco ("PFB") on December 18, 2024. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MTL or PFB, which represented approximately 8% and 6% of total assets, respectively, as of December 31, 2024, and approximately 2% and less than 1% of revenues, respectively, for the year then ended.
The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal control over financial reporting is included in Item 8.
Item 9B.  Other Information.
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2024.
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

Name	Age	Position with Company	Period of Service
D. Christian Koch	60	Chair of the Board of Directors since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
Andrew C. Easton	38	Vice President, Chief Accounting Officer since August 2024; Vice President, Internal Audit from March 2022 to July 2024; Director, Internal Audit from October 2018 to February 2022.	October 2018 to date
Mehul S. Patel	46	Vice President, Investor Relations since August 2023; Vice President of Finance, Carlisle Weatherproofing Technologies from February 2022 to July 2023; Chief Financial Officer, Henry Company from November 2019 to February 2022.	September 2021 to date
Frank J. Ready	63	President, Carlisle Weatherproofing Technologies since February 2022; President and Chief Executive Officer, Henry Company from November 2014 to February 2022.	September 2021 to date
Stephen F. Schwar	62	President, Carlisle Construction Materials since February 2022; Senior Vice President of Sales and Marketing, Carlisle Construction Materials from October 2021 to February 2022; Vice President, Single Ply Sales from January 2019 to October 2021; Vice President, SynTec Sales from January 2017 to January 2019.	July 1984 to date
Scott C. Selbach	69	Executive Vice President, Secretary and General Counsel since January 2023; Vice President, Secretary and General Counsel from May 2018 to January 2023; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
David W. Smith	62	Vice President, Sustainability and Community Relations since October 2018	October 2018 to date
Susan Wallace	60	Vice President, Chief Human Resources Officer since December 2024; Vice President, Human Resources from February 2024 to November 2024; Vice President of Human Resources, Carlisle Construction Materials from January 2021 to February 2024; Director of Human Resources, Carlisle Construction Materials from April 2019 to January 2021.	April 2019 to date
Kevin P. Zdimal	54	Vice President, Chief Financial Officer since February 2022; Vice President, Corporate Development from May 2018 to February 2022, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.
Information required by Item 10 is incorporated by reference to the applicable information set forth under the captions "Proposal 1: Election of Directors," "Audit Committee Report" and "Corporate Governance" in the Company's definitive proxy statement that is expected to be filed with the Securities and Exchange Commission no later than 40 days before the Company's Annual Meeting of Stockholders to be held on April 30, 2025 (the "Proxy Statement").
Item 11.  Executive Compensation.
Information required by Item 11 is incorporated by reference to the applicable information set forth under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Tables and Other Matters" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Information required by Item 12 is incorporated by reference to the applicable information set forth under the caption "Security Ownership" in the Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2024, follows:

(in millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	1.2	(1)	$227.97	2.8
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	1.2		$227.97	2.8
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
PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

2.1*	Equity Purchase Agreement, dated June 14, 2023, by and among Carlisle Companies Incorporated, Carlisle Intermediate Holdings, Inc., Carlisle, LLC, Carlisle International, LLC, Carlisle International Holdings Ltd, Carlisle Global II Limited, Carlisle Holdings GmbH and LSF12 Donnelly Bidco, LLC.		8-K	6/16/2023
2.2*	Stock Purchase Agreement, dated as of January 30, 2024, by and between Carlisle Companies Incorporated and Amphenol Corporation		8-K	1/30/2024
2.3*	Amendment No. 1 to the Stock Purchase Agreement, dated as of April 15, 2024, by and between Carlisle Companies Incorporated and Amphenol Corporation.		10-Q	7/25/2024
2.4*	Unit Purchase Agreement, dated as of March 18, 2024, by and between Carlisle Companies Incorporated, PWP Growth Equity Fund II LP, MTL CP LP, MTL Management Pool LLC, PWP Growth Equity Fund II B LP, Newbury Equity Partners V L.P., HQ Capital SCS SICAV-SIF – Auda Co-Investment Fund II, Regent Street Co-Investment Fund 2018-5, LLC, Trinity Alps Private Opportunities Fund I B LLC, Antares Capital 2 LP, Randolph Street Ventures, L.P., Jeffrey C. Walker, Chavkin Management Corp, MTL Holdings LLC, MTL GEF Blocker LLC, and, solely in its capacity as the sellers’ representative, PWP Growth Equity Fund II LP.		8-K	3/20/2024
2.5*	Securities Purchase Agreement, dated as of October 17, 2024, by and between Carlisle Companies Incorporated, PFB Intermediate, LLC, PFB Holdco, LLC and PFB Custom Homes Group, LLC.		8-K	10/18/2024
3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/1/2024
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	12/9/2024
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.2	Form of Trust Indenture between Carlisle Companies Incorporated and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.9	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.10	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2024.		8-K	5/1/2024
10.2	Form of Nonqualified Stock Option Agreement for grants to executive officers.	X
10.3	Form of Restricted Share Agreement for grants to executive officers.	X
10.4**	Form of Restricted Share Agreement for retention award grants to executive officers.		10-K	2/17/2022
10.5	Form of Performance Share Agreement for grants to executive officers.	X
10.6**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.		10-K	2/17/2022
10.7**	Form of Restricted Share Agreement for grants to non-employee directors.		10-K	2/17/2022

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

10.8**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022
10.9	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between Carlisle Companies Incorporated and Wachovia Bank, National Association.		10-Q	4/27/2010
10.10**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.11**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.12**	Form of Executive Severance Agreement with D. Christian Koch and Scott C. Selbach.		10-K	2/27/2009
10.13**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.14**	Letter Agreement, dated January 30, 2024, between Carlisle Companies Incorporated and John E. Berlin.		8-K	1/30/2024
10.15	Fifth Amended and Restated Credit Agreement, dated as of April 3, 2024, by and among Carlisle Companies Incorporated and Carlisle, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	4/3/2024
19.1	Carlisle Companies Incorporated Statement of Policy Concerning Securities Trading	X
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Carlisle Companies Incorporated Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

/s/ D. Christian Koch	/s/ Robin J. Adams
D. Christian Koch, Director,	Robin J. Adams, Director
Chair, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. Zdimal	/s/ Robert G. Bohn
Kevin P. Zdimal, Vice President and	Robert G. Bohn, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew C. Easton	/s/ Jonathan R. Collins
Andrew C. Easton, Vice President and	Jonathan R. Collins, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ James D. Frias
James D. Frias, Director

/s/ Maia A. Hansen
Maia A. Hansen, Director

/s/ C. David Myers
C. David Myers, Director

/s/ Gregg A. Ostrander
Gregg A. Ostrander, Director

/s/ Sheryl D. Palmer
Sheryl D. Palmer, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director

February 14, 2025