Form 10-Q
period 2025-03-31
CARLISLE COMPANIES INC
filed 2025-04-24
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
On April 17, 2025, there were 43,253,572 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Revenues	$1,095.8	$1,096.5

Cost of goods sold	710.1	697.6
Selling and administrative expenses	194.0	166.8
Research and development expenses	10.7	9.2
Other operating expense (income), net	(2.6)	(2.3)
Operating income	183.6	225.2
Interest expense	14.8	18.6
Interest income	(6.4)	(7.9)
Other non-operating expense (income), net	0.2	(0.3)
Income from continuing operations before income taxes	175.0	214.8
Provision for income taxes	34.9	43.9
Income from continuing operations	140.1	170.9
Income from discontinued operations	3.2	21.4
Net income	$143.3	$192.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$3.16	$3.57
Income from discontinued operations	0.07	0.45
Basic earnings per share	$3.23	$4.02

Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.13	$3.52
Income from discontinued operations	0.07	0.45
Diluted earnings per share	$3.20	$3.97

Average shares outstanding:
Basic	44.3	47.8
Diluted	44.7	48.4

Comprehensive income:
Net income	$143.3	$192.3
Other comprehensive income (loss):
Foreign currency gains (losses)	8.0	(9.7)
Other, net of tax	0.3	1.5
Other comprehensive income (loss)	8.3	(8.2)
Comprehensive income	$151.6	$184.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$220.2	$753.5
Receivables, net of allowance for credit losses of $5.3 and $4.7	699.4	579.7
Inventories	529.6	472.7
Other current assets	82.4	120.4
Total current assets	1,531.6	1,926.3

Property, plant, and equipment, net of accumulated depreciation of $720.7 and $702.5	738.3	711.8
Goodwill	1,490.1	1,478.0
Other intangible assets, net of accumulated amortization of $576.2 and $543.5	1,496.0	1,504.9
Other long-term assets	194.9	195.6
Total assets	$5,450.9	$5,816.6

LIABILITIES AND EQUITY
Accounts payable	$313.5	$261.1
Other current liabilities	279.6	404.7
Total current liabilities	593.1	665.8

Long-term debt	1,890.5	1,887.4
Contract liabilities	326.0	322.2
Deferred taxes	230.6	228.2
Other long-term liabilities	244.2	249.7

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	586.5	589.0
Treasury stock(3)	(5,268.0)	(4,867.4)
Accumulated other comprehensive loss	(101.8)	(110.1)
Retained earnings	6,871.1	6,773.1
Total liabilities and equity	$5,450.9	$5,816.6
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 43.3 and 44.4 shares outstanding, respectively
(3)Treasury Stock: at cost; 35.3 and 34.2 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities:
Net income	$143.3	$192.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation	17.7	16.6
Amortization	30.1	22.3
Stock-based compensation	10.7	12.0
Deferred taxes	(0.5)	(0.1)
Other operating activities	8.6	9.3
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(116.3)	(87.2)
Inventories	(54.6)	(52.8)
Other current assets	7.5	11.3
Accounts payable	50.3	78.4
Other current liabilities	(86.8)	(41.1)
Other long-term liabilities	(8.2)	2.5
Net cash provided by operating activities	1.8	163.5

Investing activities:
Acquisitions, net of cash acquired	(49.9)	—
Capital expenditures	(29.0)	(32.5)
Other investing activities	—	0.5
Net cash used in investing activities	(78.9)	(32.0)

Financing activities:
Repurchases of common stock	(400.0)	(150.0)
Dividends paid	(45.2)	(41.5)
Proceeds from exercise of stock options	2.7	42.5
Withholding tax paid related to stock-based compensation	(12.9)	(16.2)
Other financing activities	(1.0)	(0.9)
Net cash used in financing activities	(456.4)	(166.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.2	(0.7)
Change in cash and cash equivalents	(533.3)	(35.3)
Less: change in cash and cash equivalents of discontinued operations	—	(11.2)
Cash and cash equivalents at beginning of period	753.5	576.7
Cash and cash equivalents at end of period	$220.2	$552.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	192.3	—	—	192.3
Other comprehensive loss	—	—	—	(8.2)	—	—	—	(8.2)
Dividends - $0.85 per share	—	—	—	—	(41.5)	—	—	(41.5)
Repurchases of common stock(1)	(0.5)	—	—	—	—	0.5	(150.5)	(150.5)
Stock based compensation(2)	0.4	—	9.0	—	—	(0.4)	29.2	38.2
Balance as of March 31, 2024	47.6	$78.7	$562.8	$(119.3)	$5,784.8	31.0	$(3,447.7)	$2,859.3

Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	143.3	—	—	143.3
Other comprehensive income	—	—	—	8.3	—	—	—	8.3
Dividends - $1.00 per share	—	—	—	—	(45.3)	—	—	(45.3)
Repurchases of common stock(1)	(1.2)	—	—	—	—	1.2	(403.7)	(403.7)
Stock based compensation(2)	0.1	—	(2.5)	—	—	(0.1)	3.1	0.6
Balance as of March 31, 2025	43.3	$78.7	$586.5	$(101.8)	$6,871.1	35.3	$(5,268.0)	$2,166.5
(1)Repurchases of common stock includes excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
These unaudited Condensed Consolidated Financial Statements include the accounts of Carlisle Companies Incorporated and its wholly owned subsidiaries (collectively "Carlisle" or the "Company").
These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), but they do not include all information required for complete financial statements. As such, they should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of the Company's management, these unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to fairly state the financial results of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period's presentation.
New Accounting Pronouncements
The Company does not expect any recently issued accounting pronouncements to materially affect its financial position or results of operations.
Note 2—Segment Information
The Company has two reportable segments:
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

A summary of financial information by reportable segment follows:

	Three Months Ended March 31, 2025
(in millions)	CCM	CWT	Total
Revenue	$798.5	$297.3	$1,095.8

Cost of goods sold	500.9	209.2	710.1
Selling and administrative expenses	95.0	68.7	163.7
Research and development expenses	8.1	2.6	10.7
Other operating expense (income), net(1)	(0.3)	0.6	0.3
Segment operating income	194.8	16.2	211.0
Corporate and unallocated operating expense			27.4
Interest expense			14.8
Interest income			(6.4)
Other non-operating expense (income), net			0.2
Income from continuing operations before income taxes			$175.0
(1)Primarily related to legal settlements and asset retirement obligations.

	Three Months Ended March 31, 2024
(in millions)	CCM	CWT	Total
Revenue	$783.6	$312.9	$1,096.5

Cost of goods sold	488.5	208.1	696.6
Selling and administrative expenses	77.3	60.0	137.3
Research and development expenses	6.7	2.5	9.2
Other operating expense (income), net(1)	(0.1)	0.1	—
Segment operating income	211.2	42.2	253.4
Corporate and unallocated operating expense			28.2
Interest expense			18.6
Interest income			(7.9)
Other non-operating expense (income), net			(0.3)
Income from continuing operations before income taxes			$214.8
(1)Primarily related to lease terminations and asset retirement obligations.
Other financial information by reportable segment follows:

	Three Months Ended March 31,
	2025		2024
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$21.6	$18.4	$16.1	$16.9
Carlisle Weatherproofing Technologies	25.3	10.6	21.9	7.1
Segment total	46.9	29.0	38.0	24.0
Corporate and unallocated	0.9	—	0.9	—
Total	$47.8	$29.0	$38.9	$24.0
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.

Note 3—Acquisitions
2025 Acquisition
ThermaFoam
On February 3, 2025, the Company completed the acquisition of select assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC, (collectively, "ThermaFoam"), for cash consideration of $52.9 million, subject to customary post-closing purchase price adjustments that are expected to be finalized in the second quarter of 2025. ThermaFoam serves the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam is consistent with Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company with increased investment in innovation and synergistic acquisitions.
ThermaFoam contributed revenues of $3.3 million and operating income of $0.4 million for the period from February 3, 2025, to March 31, 2025. The results of operations of the acquired business are reported as part of the CWT segment.
The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the consideration transferred to acquire ThermaFoam and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 2/3/2025
Total cash consideration transferred	$52.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	2.7
Inventories	1.4
Other current assets	0.1
Property, plant and equipment	8.8
Other intangible assets	6.7
Accounts payable	(0.9)
Other current liabilities	(0.6)
Total identifiable net assets	18.2
Goodwill	$34.7
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$6.5	9
Other intangibles	0.2	5
Total	$6.7
2024 Acquisitions
PFB Holdco
On December 18, 2024, the Company completed the acquisition of 100% of the equity interests of PFB Holdco, Inc. ("PFB") for cash consideration of $265.9 million, including $6.4 million of cash acquired, subject to certain customary purchase price adjustments that are expected to be finalized in the second quarter of 2025. PFB is a leading vertically integrated provider of expanded polystyrene insulation products across Canada and the Midwestern United States.

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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 12/18/2024		As of 3/31/2025
Total cash consideration transferred	$268.9	$(3.0)	$265.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6.4	—	6.4
Receivables, net	9.6	—	9.6
Inventories	14.5	—	14.5
Other current assets	6.6	—	6.6
Property, plant and equipment	31.7	—	31.7
Other intangible assets	112.8	11.5	124.3
Other long-term assets	46.1	—	46.1
Accounts payable	(4.6)	—	(4.6)
Other current liabilities	(27.8)	13.0	(14.8)
Deferred taxes	(27.9)	(1.8)	(29.7)
Other long-term liabilities	(43.5)	—	(43.5)
Total identifiable net assets	123.9	22.7	146.6
Goodwill	$145.0	$(25.7)	$119.3
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$81.5	11
Trade names	15.0	15
Technologies	27.8	11
Total	$124.3
MTL Holdings
On May 1, 2024, the Company completed the acquisition of 100% of the equity of MTL Holdings LLC ("MTL") for cash consideration of $424.6 million, including $10.3 million of cash acquired, subject to certain customary post-closing purchase price adjustments that were finalized in the third quarter of 2024. MTL is a leading provider of prefabricated perimeter edge metal systems and non-insulated architectural metal wall systems for commercial, institutional and industrial buildings.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 5/1/2024		As of 3/31/2025
Total cash consideration transferred	$423.1	$1.5	$424.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3	—	10.3
Receivables, net	14.0	—	14.0
Inventories	17.2	—	17.2
Other current assets	0.9	—	0.9
Property, plant and equipment	10.7	(0.3)	10.4
Other intangible assets	248.3	—	248.3
Other long-term assets	8.1	0.3	8.4
Accounts payable	(5.9)	—	(5.9)
Other current liabilities	(6.1)	—	(6.1)
Deferred taxes	(6.9)	—	(6.9)
Other long-term liabilities	(6.7)	(0.9)	(7.6)
Total identifiable net assets	283.9	(0.9)	283.0
Goodwill	$139.2	$2.4	$141.6
Note 4—Discontinued Operations
On May 21, 2024, the Company completed the sale of Carlisle Interconnect Technologies ("CIT") for cash proceeds of $2.025 billion, subject to certain customary purchase price adjustments, which were finalized in the third quarter of 2024.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended March 31, 2025
	CIT	Other	Total
(Loss) income from discontinued operations before income taxes(1)	(0.3)	2.6	2.3
(Benefit from) provision for from income taxes	(1.1)	0.2	(0.9)
Income from discontinued operations	$0.8	$2.4	$3.2
(1)Related to other non-operating income and expenses

	Three Months Ended March 31, 2024
	CIT	Other	Total
Revenues	$213.4	$—	$213.4

Cost of goods sold	153.8	—	153.8
Other operating expense (income), net	22.5	—	22.5
Operating income	37.1	—	37.1
Other non-operating expense (income), net	(0.2)	7.6	7.4
Income (loss) from discontinued operations before income taxes and loss from classification to held for sale	37.3	(7.6)	29.7
Loss on sale of discontinued operations	—	0.2	0.2
Pre-close transaction expenses(1)	7.6	—	7.6
Income (loss) from discontinued operations before income taxes	29.7	(7.8)	21.9
Provision for (benefit from) income taxes	3.4	(2.9)	0.5
Income (loss) from discontinued operations	$26.3	$(4.9)	$21.4
(1)Includes legal fees and stock-based compensation expenses directly related to the sale incurred prior to the close of the transaction. Upon close of the transaction, these expenses are incorporated into the (gain)/loss on sale of discontinued operations.

A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

Three Months Ended March 31, 2025
(in millions)	CIT	Other	Total
Net cash provided by operating activities	$0.8	$2.4	$3.2
Net cash provided by investing activities	—	—	—
Net cash used in financing activities(1)	(0.8)	(2.4)	(3.2)
Change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents from discontinued operations at beginning of period	—	—	—
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—

	Three Months Ended March 31, 2024
(in millions)	CIT	Other	Total
Net cash provided by (used in) operating activities	$12.4	$(4.9)	$7.5
Net cash used in investing activities	(8.3)	—	(8.3)
Net cash (used in) provided by financing activities(1)	(15.3)	4.9	(10.4)
Change in cash and cash equivalents from discontinued operations	(11.2)	—	(11.2)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$17.6	$—	$17.6
(1)Represents (repayments) or borrowings from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
Note 5—Earnings Per Share
The Company’s restricted shares contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The numerator in the computation of earnings per share includes income attributable to vested and deferred restricted shares and restricted stock units but excludes unvested restricted shares. The denominator includes the dilutive impact of vested and deferred restricted shares but excludes unvested shares.
Diluted earnings per share is calculated using the treasury stock method and includes stock options and performance share awards as they are contingently issuable. However, neither qualifies as a participating security as they lack non-forfeitable dividend rights.

Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2025	2024
Income from continuing operations	$140.1	$170.9
Less: dividends declared	45.3	41.5
Undistributed earnings	94.8	129.4
Percent allocated to common stockholders(1)	99.8%	99.8%
Undistributed earnings allocated to common stockholders	94.6	129.1
Add: dividends declared to common shares, restricted stock units and vested and deferred restricted and performance shares	45.2	41.4
Income from continuing operations attributable to common stockholders	$139.8	$170.5

Shares:
Basic weighted-average shares outstanding	44.3	47.8
Effect of dilutive securities:
Performance awards	0.1	0.2
Stock options	0.3	0.4
Diluted weighted-average shares outstanding	44.7	48.4

Per share income from continuing operations attributable to common shares:
Basic	$3.16	$3.57
Diluted	$3.13	$3.52

(1) Basic weighted-average shares outstanding	44.3	47.8
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	44.4	47.9
Percent allocated to common stockholders	99.8%	99.8%
To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended March 31,
(in millions)	2025	2024
Income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$3.2	$21.4
Net income attributable to common stockholders for basic and diluted earnings per share	143.0	191.9
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.2	0.1
(1)Represents stock options excluded from the calculation of diluted earnings per share, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$734.8	$138.1	$872.9	$718.8	$134.8	$853.6
Residential construction	63.7	130.4	194.1	64.8	145.0	209.8
Other	—	28.8	28.8	—	33.1	33.1
Total revenues	$798.5	$297.3	$1,095.8	$783.6	$312.9	$1,096.5

Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$710.5	$255.4	$965.9	$703.8	$278.7	$982.5
International:
Europe	59.8	4.7	64.5	56.0	5.3	61.3
North America (excluding U.S.)	22.5	32.9	55.4	17.9	24.8	42.7
Other	5.7	4.3	10.0	5.9	4.1	10.0
Total international	88.0	41.9	129.9	79.8	34.2	114.0
Total revenues	$798.5	$297.3	$1,095.8	$783.6	$312.9	$1,096.5
Contract Liabilities
The Company receives payment at inception of contracts for separately priced extended service warranties, and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of the change in contract liabilities for the three months ended March 31, follows:

(in millions)	2025	2024
Balance as of January 1	$350.5	$324.0
Revenue deferred	11.5	12.2
Revenue recognized	(7.4)	(6.9)
Balance as of March 31	$354.6	$329.3
A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025, follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
Extended service warranties	$22.0	$28.3	$27.2	$26.2	$25.2	$24.4	$201.3
Note 7—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2025, was 19.9%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.3% and a tax benefit of $5.8 million from discrete activity primarily related to reduced prior year tax liabilities and excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2024, was 20.4%.
Note 8—Inventories
A summary of the Company's inventories follows:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$173.1	$157.0
Work-in-process	26.3	26.1
Finished goods	341.1	299.8
Reserves	(10.9)	(10.2)
Inventories	$529.6	$472.7

Note 9—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	March 31, 2025			December 31, 2024
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,471.4	$(406.3)	$1,065.1	$1,456.0	$(380.5)	$1,075.5
Indefinite lived trade names	252.6	—	252.6	252.0	—	252.0
Technology	191.4	(106.7)	84.7	185.6	(103.4)	82.2
Definite-lived trade names	117.1	(38.5)	78.6	117.0	(37.0)	80.0
Other	39.7	(24.7)	15.0	37.8	(22.6)	15.2
Other intangible assets	$2,072.2	$(576.2)	$1,496.0	$2,048.4	$(543.5)	$1,504.9
Note 10—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
2.20% Notes due 2032	$550.0	$550.0	$457.3	$448.7
2.75% Notes due 2030	750.0	750.0	680.2	672.2
3.75% Notes due 2027	600.0	600.0	586.2	584.1
Unamortized discount, debt issuance costs and other	(5.6)	(9.4)
Total debt	1,894.4	1,890.6
Less: current portion of debt	3.9	3.2
Long term-debt	$1,890.5	$1,887.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the three months ended March 31, 2025, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of March 31, 2025 and December 31, 2024, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.
Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2025 and December 31, 2024.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2025 and December 31, 2024, the Company had $19.2 million and $22.8 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $60.8 million was available as of March 31, 2025.
Note 11—Commitments and Contingencies
Litigation
As of March 31, 2025, there were no material developments in the legal proceedings included in Note 16 to the audited Consolidated Financial Statements in the 2024 Form 10-K, and there were no new material legal proceedings during the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle”, the “Company”, “we”, “us” or “our”) is a leading supplier of innovative building envelope products and solutions for more energy efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
With perseverance and a commitment to achieving Vision 2030, our team overcame challenges from the continued softness in the residential construction market, the negative impact of this winter’s weather, and the significant economic uncertainty created by recent tariffs. Despite these headwinds, Carlisle delivered revenue of $1.1 billion, essentially flat year-over-year, with diluted EPS of $3.13. Better weather in March contributed to positive momentum that continues into April, the start of our U.S. summer construction season.
Despite the broad tariff actions, we remained relatively unaffected by the tariffs in the first quarter with over 90% of our raw materials sourced in North America and over 90% of our sales in North America. At the current levels, the tariffs should have a minimal impact in the second quarter. While the direct impact of the current tariffs may be limited, we do remain concerned regarding the increased potential for a further slowdown in the state of the U.S. economy in the second half of 2025.
Feedback from our latest Carlisle Market Survey (“CMS”) conducted in early April reinforces our positive outlook on the 2025 roofing season. Survey participants expect a low-single-digit increase in commercial roofing volumes, driven more by re-roofing than new construction demand. Participants also expect commercial roofing prices will increase low-single-digits with increases starting in the second quarter, consistent with prior expectations. Our survey results also suggest that inventory levels in the channel remain lower than normal due to higher carrying costs and economic uncertainty. Participants expect residential volumes will decrease low-single-digits due to continued buyer uncertainty, affordability challenges, higher interest rates and low housing turnover that has impacted this part of the industry since the second quarter of 2024.
Our acquisition playbook continues to deliver results. Our recent acquisitions of MTL Holdings LLC ("MTL"), PFB Holdco, Inc. ("PFB"), and select assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC, (collectively, "ThermaFoam") contributed $50 million of revenue in the first quarter, and we expect all three of these acquisitions to exceed our original synergy projections.
Consistent with our commitment to generate superior shareholder returns through a balanced capital deployment approach, we are raising our 2025 target level of share repurchases from $800 million to $1 billion. During the first quarter, we repurchased 1.2 million shares for $400 million.
As we move forward in 2025, we will continue to invest in accelerating our introduction of innovative energy-efficient and labor-saving solutions, improving the Carlisle Experience, and optimizing operating efficiencies through the Carlisle Operating System. Our recent innovation efforts are bolstering our Voice of the Customer process and accelerating our speed-to-market through initiatives like our innovation accelerator program that was recently announced.

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2025	2024
Revenues	$1,095.8	$1,096.5
Operating income	$183.6	$225.2
Operating margin	16.8%	20.5%
Income from continuing operations	$140.1	$170.9
Diluted earnings per share from continuing operations	$3.13	$3.52

Adjusted EBITDA(1)	$238.4	$265.5
Adjusted EBITDA margin(1)	21.8%	24.2%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended March 31	$1,095.8	$1,096.5	$(0.7)	(0.1)%	(4.4)%	4.6%	(0.3)%
Revenues were flat in the first quarter of 2025, primarily reflecting higher sales in our non-residential construction end-market of $19.3 million driven by recent acquisitions, partially offset by lower sales in our residential construction end-market of $15.7 million driven by lower construction activity and unfavorable weather conditions.
Gross Profit

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Gross profit	$385.7	$398.9	$(13.2)	(3.3)%
Gross margin	35.2%	36.4%
Gross margin decreased in the first quarter of 2025, primarily due to lower sales volume in our CWT segment.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Selling and administrative expenses	$194.0	$166.8	$27.2	16.3%
As a percentage of revenues	17.7%	15.2%
Selling and administrative expenses increased in the first quarter of 2025, primarily due to higher wage and benefit expenses of $10.7 million, amortization expense of $7.2 million, and acquisition costs of $5.3 million, all driven by the acquisitions of MTL, PFB and ThermaFoam.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Research and development expenses	$10.7	$9.2	$1.5	16.3%
As a percentage of revenues	1.0%	0.8%
Research and development expenses increased in the first quarter of 2025, primarily due to higher new product development expenses. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.

Interest Expense

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Interest expense	$14.8	$18.6	$(3.8)	(20.4)%
Interest expense decreased in the first quarter of 2025, primarily due to lower long-term debt balances associated with the redemption of $400.0 million of 3.50% notes in December 2024. Refer to Note 10 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Interest income	$(6.4)	$(7.9)	$1.5	(19.0)%
Interest income decreased during the first quarter of 2025, primarily due to lower yields.
Income Taxes

(in millions, except percentages)	Three Months Ended March 31,
	2025	2024	Change	%
Provision for income taxes	$34.9	$43.9	$(9.0)	(20.5)%
Effective tax rate	19.9%	20.4%
The provision for income taxes on continuing operations decreased during the first quarter of 2025, primarily due to lower pre-tax income. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.3% and a tax benefit of $5.8 million from discrete activity primarily related to reduced prior year tax liabilities and excess tax benefits from employee stock compensation.
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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$798.5	$783.6	$14.9	1.9%	(1.4)%	3.5%	(0.2)%
Operating income	$194.8	$211.2	$(16.4)	(7.8)%
Operating margin	24.4%	27.0%
Adjusted EBITDA(1)	$216.5	$226.8	$(10.3)	(4.5)%
Adjusted EBITDA margin(1)	27.1%	28.9%
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
CCM’s revenue increased in the first quarter of 2025, primarily due to higher sales in the non-residential construction end-market of $16.0 million driven by the acquisition of MTL and positive end-market demand partially offset by the year-over-year impact of negative weather and lower carryover pricing from 2024. CCM’s operating margin and adjusted EBITDA margin decreased in the first quarter of 2025, primarily due to the lower carryover pricing from 2024.

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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$297.3	$312.9	$(15.6)	(5.0)%	(11.7)%	7.2%	(0.5)%
Operating income	$16.2	$42.2	$(26.0)	(61.6)%
Operating margin	5.4%	13.5%
Adjusted EBITDA(1)	$46.3	$64.7	$(18.4)	(28.4)%
Adjusted EBITDA margin(1)	15.6%	20.7%
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
CWT’s revenue decrease in the first quarter of 2025 primarily reflected lower sales in the residential construction end-market of $14.6 million, resulting from lower new construction activity and lower retail sales due to the drier-than-normal West Coast winter, partially offset by the acquisitions of PFB and ThermaFoam. CWT’s operating margin and adjusted EBITDA margin decrease in the first quarter of 2025 primarily reflected a decline in volumes.
Liquidity and Capital Resources
We believe that our current cash reserves, available credit facilities, and anticipated operating cash flows are adequate to meet our short-term projected business requirements for at least the next 12 months and our long-term financial requirements, including the repayment of outstanding principal balances on existing notes by their respective maturity dates.
Additional sources of liquidity may be obtained through access to public markets, subject to market conditions. The Company may consider such access for purposes that include the repayment of outstanding debt and the funding of acquisitions. For further details regarding long-term debt, refer to Note 10.
Management retains discretion over the allocation of available cash and may deploy resources toward capital expenditures, acquisitions, strategic investments, dividends, or share repurchases.

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1.8	$163.5
Net cash used in investing activities	(78.9)	(32.0)
Net cash used in financing activities	(456.4)	(166.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.2	(0.7)
Change in cash and cash equivalents	$(533.3)	$(35.3)
Operating Activities
Cash provided by operating activities of $1.8 million for the first three months of 2025 decreased by $161.7 million compared to the first three months of 2024, primarily due to lower income from continuing operations of $30.8 million and higher working capital uses of $108.5 million. Working capital usually increases in the first quarter as year-end liabilities are paid and the construction season ramps up. Compared to 2024, working capital uses increased by $29.1 million for accounts receivable due to timing of sales and $28.1 million for accounts payable due to timing of expenses and payments. Working capital uses also increased by $45.7 million for other current liabilities paid in the first quarter related to accrued employee incentive compensation and taxes payable that were higher at December 31, 2024 compared to December 31, 2023.

Investing Activities
Cash used in investing activities of $78.9 million for the first three months of 2025 primarily reflected the purchase of ThermaFoam for $52.9 million and capital expenditures of $29.0 million. Cash used in investing activities of $32.0 million for the first three months of 2024 primarily reflected capital expenditures of $32.5 million.
Financing Activities
Cash used in financing activities of $456.4 million in the first three months of 2025 primarily reflected share repurchases of $400.0 million and cash dividend payments of $45.2 million ($1.00 per share). Cash used in financing activities of $166.1 million in the first three months of 2024 primarily reflected share repurchases of $150.0 million and cash dividend payments of $41.5 million ($0.85 per share), partially offset by net proceeds of $26.3 million from the exercise of stock options.
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024
Net income (GAAP)	$143.3	$192.3
Less: Income from discontinued operations	3.2	21.4
Income from continuing operations (GAAP)	140.1	170.9
Provision for income taxes	34.9	43.9
Interest expense	14.8	18.6
Interest income	(6.4)	(7.9)
EBIT	183.4	225.5
Plus (gains) / losses and costs related to:
Acquisitions	6.8	0.6
Dispositions	0.1	—
Restructuring	0.1	0.5
Legal settlements	0.2	—
Total non-comparable items	7.2	1.1
Adjusted EBIT	190.6	226.6
Depreciation	17.7	16.5
Amortization	30.1	22.4
Adjusted EBITDA	$238.4	$265.5
Divided by:
Total revenues	$1,095.8	$1,096.5
Adjusted EBITDA margin	21.8%	24.2%

	Three Months Ended March 31, 2025
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$194.8	$16.2	$(27.4)
Non-operating expense (income), net	(0.1)	—	0.3
EBIT	194.9	16.2	(27.7)
Plus (gains) / losses and costs related to:
Acquisitions	—	4.4	2.4
Dispositions	—	0.1	—
Restructuring	—	0.1	—
Legal settlements	—	0.2	—
Total non-comparable items	—	4.8	2.4
Adjusted EBIT	194.9	21.0	(25.3)
Depreciation	12.6	4.7	0.4
Amortization	9.0	20.6	0.5
Adjusted EBITDA	$216.5	$46.3	$(24.4)
Divided by:
Total revenues	$798.5	$297.3	$—
Adjusted EBITDA margin	27.1%	15.6%	NM

	Three Months Ended March 31, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$211.2	$42.2	$(28.2)
Non-operating expense (income), net	0.4	—	(0.7)
EBIT	210.8	42.2	(27.5)
Plus (gains) / losses and costs related to:
Acquisitions	—	—	0.6
Dispositions	(0.1)	0.1	—
Restructuring	—	0.5	—
Total non-comparable items	(0.1)	0.6	0.6
Adjusted EBIT	210.7	42.8	(26.9)
Depreciation	12.0	4.1	0.4
Amortization	4.1	17.8	0.5
Adjusted EBITDA	$226.8	$64.7	$(26.0)
Divided by:
Total revenues	$783.6	$312.9	$—
Adjusted EBITDA margin	28.9%	20.7%	NM

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2025. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of March 31, 2025, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal controls. During the first quarter of 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 11.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2025:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January	—	$—	—	3.5
February	0.5	347.39	0.5	3.0
March	0.7	338.04	0.7	2.3
Total	1.2		1.2
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2025, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025.

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

CARLISLE COMPANIES INCORPORATED

Date:	April 24, 2025	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer