Form 10-Q
period 2025-06-30
CARLISLE COMPANIES INC
filed 2025-07-31
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
On July 24, 2025, there were 42,750,735 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$1,449.5	$1,450.6	$2,545.3	$2,547.1

Cost of goods sold	908.4	881.7	1,618.5	1,579.3
Selling and administrative expenses	196.9	189.3	390.9	356.1
Research and development expenses	11.1	9.3	21.8	18.5
Other operating expense (income), net	(1.9)	(7.2)	(4.5)	(9.5)
Operating income	335.0	377.5	518.6	602.7
Interest expense	14.7	18.8	29.5	37.4
Interest income	(1.4)	(13.8)	(7.8)	(21.7)
Other non-operating expense (income), net	(1.9)	(0.1)	(1.7)	(0.4)
Income from continuing operations before income taxes	323.6	372.6	498.6	587.4
Provision for income taxes	68.1	87.4	103.0	131.3
Income from continuing operations	255.5	285.2	395.6	456.1
Income from discontinued operations	0.3	427.2	3.5	448.6
Net income	$255.8	$712.4	$399.1	$904.7

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.92	$6.02	$9.05	$9.58
Income from discontinued operations	0.01	9.01	0.08	9.42
Basic earnings per share	$5.93	$15.03	$9.13	$19.00

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.87	$5.94	$8.97	$9.45
Income from discontinued operations	0.01	8.90	0.08	9.30
Diluted earnings per share	$5.88	$14.84	$9.05	$18.75

Average shares outstanding:
Basic	43.0	47.3	43.6	47.5
Diluted	43.4	47.9	44.0	48.2

Comprehensive income:
Net income	$255.8	$712.4	$399.1	$904.7
Other comprehensive income (loss):
Foreign currency gains (losses)	29.2	5.0	37.2	(4.7)
Other, net of tax	0.4	1.3	0.7	2.8
Other comprehensive income (loss)	29.6	6.3	37.9	(1.9)
Comprehensive income	$285.4	$718.7	$437.0	$902.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$68.4	$753.5
Receivables, net of allowance for credit losses of $4.2 and $4.7	881.7	579.7
Inventories	500.9	472.7
Other current assets	75.9	120.4
Total current assets	1,526.9	1,926.3

Property, plant, and equipment, net of accumulated depreciation of $741.9 and $702.5	769.7	711.8
Goodwill	1,535.5	1,478.0
Other intangible assets, net of accumulated amortization of $613.1 and $543.5	1,484.1	1,504.9
Other long-term assets	203.2	195.6
Total assets	$5,519.4	$5,816.6

LIABILITIES AND EQUITY
Accounts payable	$338.4	$261.1
Other current liabilities	358.7	404.7
Total current liabilities	697.1	665.8

Long-term debt	1,891.5	1,887.4
Contract liabilities	330.2	322.2
Deferred taxes	232.3	228.2
Other long-term liabilities	247.7	249.7

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	585.6	589.0
Treasury stock(3)	(5,555.3)	(4,867.4)
Accumulated other comprehensive loss	(72.2)	(110.1)
Retained earnings	7,083.8	6,773.1
Total liabilities and equity	$5,519.4	$5,816.6
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 42.6 and 44.4 shares outstanding, respectively
(3)Treasury Stock: at cost; 36.0 and 34.2 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities:
Net income	$399.1	$904.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation	36.1	34.2
Amortization	60.6	47.8
Stock-based compensation	19.5	14.8
Deferred taxes	(2.4)	(4.1)
Gain on sale of discontinued operations	—	(454.4)
Other operating activities	22.1	19.1
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(291.3)	(263.1)
Inventories	(18.5)	(69.3)
Other current assets	12.6	12.9
Accounts payable	71.8	104.4
Other current liabilities	(3.7)	16.7
Other long-term liabilities	(17.0)	(16.8)
Net cash provided by operating activities	288.9	346.9

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	—	1,995.3
Acquisitions, net of cash acquired	(108.1)	(412.8)
Capital expenditures	(57.8)	(57.4)
Other investing activities	—	1.5
Net cash (used in) provided by investing activities	(165.9)	1,526.6

Financing activities:
Borrowings from revolving credit facility	—	22.0
Repayments of revolving credit facility	—	(22.0)
Repurchases of common stock	(700.0)	(700.0)
Dividends paid	(88.3)	(81.7)
Proceeds from exercise of stock options	8.8	61.2
Withholding tax paid related to stock-based compensation	(13.3)	(17.5)
Other financing activities	(16.1)	(3.9)
Net cash used in financing activities	(808.9)	(741.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	(0.8)
Change in cash and cash equivalents	(685.1)	1,130.8
Less: change in cash and cash equivalents of discontinued operations	—	(28.8)
Cash and cash equivalents at beginning of period	753.5	576.7
Cash and cash equivalents at end of period	$68.4	$1,736.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of March 31, 2024	47.6	$78.7	$562.8	$(119.3)	$5,784.8	31.0	$(3,447.7)	$2,859.3
Net income	—	—	—	—	712.4	—	—	712.4
Other comprehensive income	—	—	—	6.3	—	—	—	6.3
Dividends - $0.85 per share	—	—	—	—	(40.3)	—	—	(40.3)
Repurchases of common stock(1)	(1.3)	—	—	—	—	1.3	(555.0)	(555.0)
Stock based compensation(2)	0.1	—	7.5	—	—	(0.1)	14.1	21.6
Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3

Balance as of March 31, 2025	43.3	$78.7	$586.5	$(101.8)	$6,871.1	35.3	$(5,268.0)	$2,166.5
Net income	—	—	—	—	255.8	—	—	255.8
Other comprehensive income	—	—	—	29.6	—	—	—	29.6
Dividends - $1.00 per share	—	—	—	—	(43.1)	—	—	(43.1)
Repurchases of common stock(1)	(0.8)	—	—	—	—	0.8	(302.6)	(302.6)
Stock based compensation(2)	0.1	—	(0.9)	—	—	(0.1)	15.3	14.4
Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	904.7	—	—	904.7
Other comprehensive loss	—	—	—	(1.9)	—	—	—	(1.9)
Dividends - $1.70 per share	—	—	—	—	(81.8)	—	—	(81.8)
Repurchases of common stock(1)	(1.8)	—	—	—	—	1.8	(705.5)	(705.5)
Stock based compensation(2)	0.5	—	16.5	—	—	(0.5)	43.3	59.8
Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3

Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	399.1	—	—	399.1
Other comprehensive income	—	—	—	37.9	—	—	—	37.9
Dividends - $2.00 per share	—	—	—	—	(88.4)	—	—	(88.4)
Repurchases of common stock(1)	(2.0)	—	—	—	—	2.0	(706.3)	(706.3)
Stock based compensation(2)	0.2	—	(3.4)	—	—	(0.2)	18.4	15.0
Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
These unaudited Condensed Consolidated Financial Statements include the accounts of Carlisle Companies Incorporated and its wholly owned subsidiaries (collectively, "Carlisle" or the "Company").
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

A summary of financial information by reportable segment follows:

	Three Months Ended June 30, 2025
(in millions)	CCM	CWT	Total
Revenue	$1,095.6	$353.9	$1,449.5

Cost of goods sold	665.1	241.6	906.7
Selling and administrative expenses	100.0	64.7	164.7
Research and development expenses	7.1	4.0	11.1
Other operating expense (income), net(1)	(0.4)	1.1	0.7
Segment operating income	323.8	42.5	366.3
Corporate and unallocated operating expense			31.3
Interest expense			14.7
Interest income			(1.4)
Other non-operating expense (income), net			(1.9)
Income from continuing operations before income taxes			$323.6
(1)Primarily related to lease terminations and litigation settlements.

	Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
Revenue	$1,088.9	$361.7	$1,450.6

Cost of goods sold	643.1	238.0	881.1
Selling and administrative expenses	97.7	61.0	158.7
Research and development expenses	6.5	2.8	9.3
Other operating expense (income), net(1)	(5.2)	0.7	(4.5)
Segment operating income	346.8	59.2	406.0
Corporate and unallocated operating expense			28.5
Interest expense			18.8
Interest income			(13.8)
Other non-operating expense (income), net			(0.1)
Income from continuing operations before income taxes			$372.6
(1)Primarily related to lease terminations, insurance settlements, and litigation settlements.

	Six Months Ended June 30, 2025
(in millions)	CCM	CWT	Total
Revenue	$1,894.1	$651.2	$2,545.3

Cost of goods sold	1,166.0	450.8	1,616.8
Selling and administrative expenses	195.0	133.4	328.4
Research and development expenses	15.2	6.6	21.8
Other operating expense (income), net(1)	(0.7)	1.7	1.0
Segment operating income	518.6	58.7	577.3
Corporate and unallocated operating expense			58.7
Interest expense			29.5
Interest income			(7.8)
Other non-operating expense (income), net			(1.7)
Income from continuing operations before income taxes			$498.6
(1)Primarily related to lease terminations and litigation settlements.

	Six Months Ended June 30, 2024
(in millions)	CCM	CWT	Total
Revenue	$1,872.5	$674.6	$2,547.1

Cost of goods sold	1,131.6	446.1	1,577.7
Selling and administrative expenses	175.0	121.0	296.0
Research and development expenses	13.2	5.3	18.5
Other operating expense (income), net(1)	(5.3)	0.8	(4.5)
Segment operating income	558.0	101.4	659.4
Corporate and unallocated operating expense			56.7
Interest expense			37.4
Interest income			(21.7)
Other non-operating expense (income), net			(0.4)
Income from continuing operations before income taxes			$587.4
(1)Primarily related to lease terminations, insurance settlements, and litigation settlements.
Other financial information by reportable segment follows:

	Three Months Ended June 30,
	2025		2024
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$22.2	$18.9	$20.4	$12.6
Carlisle Weatherproofing Technologies	25.8	9.9	21.8	8.4
Segment total	48.0	28.8	42.2	21.0
Corporate and unallocated	0.9	—	0.9	—
Total	$48.9	$28.8	$43.1	$21.0

	Six Months Ended June 30,
	2025		2024
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$43.8	$37.3	$36.5	$29.5
Carlisle Weatherproofing Technologies	51.1	20.5	43.7	15.5
Segment total	94.9	57.8	80.2	45.0
Corporate and unallocated	1.8	—	1.8	—
Total	$96.7	$57.8	$82.0	$45.0
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.
Note 3—Acquisitions
2025 Acquisitions
Bonded Logic
On June 30, 2025, the Company completed the acquisition of selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), for cash consideration of $60.7 million, subject to customary post-closing purchase price adjustments that are expected to be finalized in the fourth quarter of 2025. Bonded Logic is a U.S. manufacturer of sustainable thermal and acoustical insulation products and is best known for its innovative natural fiber insulation products. The acquisition of Bonded Logic is consistent with Carlisle’s Vision 2030 strategy and its strategic pivot to a pure play building products company. The acquisition reinforces Carlisle’s emphasis on increased investment in innovation, synergistic M&A, delivering on its sustainability commitments, and bringing to market new building envelope products that deliver energy efficiency and contractor labor-savings.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The following table summarizes the consideration transferred to acquire Bonded Logic and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill. The fair values are preliminary and subject to change pending receipt of the final valuation for all acquired assets and liabilities.

Preliminary Allocation
(in millions)	As of 6/30/2025
Total cash consideration transferred	$60.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	3.2
Inventories	5.0
Other current assets	0.1
Property, plant and equipment	13.5
Other intangible assets	9.0
Other long-term assets	10.2
Accounts payable	(3.3)
Other current liabilities	(5.2)
Other long-term liabilities	(7.7)
Total identifiable net assets	24.8
Goodwill	$35.9
All of the $9.0 million preliminarily allocated to other intangible assets relates to a technology asset with a useful life of 15 years.
ThermaFoam
On February 3, 2025, the Company completed the acquisition of selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), for cash consideration of $52.9 million, subject to customary post-closing purchase price adjustments that are expected to be finalized in the third quarter of 2025. ThermaFoam provides expanded polystyrene insulation products into the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam supports Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company, builds on the recently completed acquisition of PFB Holdco, Inc. ("PFB") and leverages Carlisle’s vertically integrated expanded polystyrene capabilities while adding geographic coverage in Texas and the South Central United States.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 2/3/2025		As of 6/30/2025
Total cash consideration transferred	$52.9	$—	$52.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	2.7	0.2	2.9
Inventories	1.4	—	1.4
Other current assets	0.1	—	0.1
Property, plant and equipment	8.8	—	8.8
Other intangible assets	6.7	—	6.7
Accounts payable	(0.9)	0.1	(0.8)
Other current liabilities	(0.6)	0.3	(0.3)
Total identifiable net assets	18.2	0.6	18.8
Goodwill	$34.7	$(0.6)	$34.1
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$6.5	9
Other intangibles	0.2	5
Total	$6.7
2024 Acquisitions
PFB
On December 18, 2024, the Company completed the acquisition of 100% of the equity interests of PFB for cash consideration of $266.5 million, including $6.4 million of cash acquired, subject to certain customary purchase price adjustments that were finalized in the second quarter of 2025. PFB is a leading vertically integrated provider of expanded polystyrene insulation products across Canada and the Midwestern United States.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 12/18/2024		As of 6/30/2025
Total cash consideration transferred	$268.9	$(2.4)	$266.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6.4	—	6.4
Receivables, net	9.6	—	9.6
Inventories	14.5	—	14.5
Other current assets	6.6	(0.7)	5.9
Property, plant and equipment	31.7	—	31.7
Other intangible assets	112.8	11.5	124.3
Other long-term assets	46.1	0.1	46.2
Accounts payable	(4.6)	0.7	(3.9)
Other current liabilities	(27.8)	13.8	(14.0)
Deferred taxes	(27.9)	(2.2)	(30.1)
Other long-term liabilities	(43.5)	(0.1)	(43.6)
Total identifiable net assets	123.9	23.1	147.0
Goodwill	$145.0	$(25.5)	$119.5
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$81.5	11
Trade names	15.0	15
Technologies	27.8	11
Total	$124.3
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
The following table summarizes the consideration transferred to acquire MTL and the allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 5/1/2024		As of 4/30/2025
Total cash consideration transferred	$423.1	$1.5	$424.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3	—	10.3
Receivables, net	14.0	—	14.0
Inventories	17.2	(0.4)	16.8
Other current assets	0.9	—	0.9
Property, plant and equipment	10.7	(0.3)	10.4
Other intangible assets	248.3	—	248.3
Other long-term assets	8.1	0.3	8.4
Accounts payable	(5.9)	—	(5.9)
Other current liabilities	(6.1)	—	(6.1)
Deferred taxes	(6.9)	0.4	(6.5)
Other long-term liabilities	(6.7)	(0.9)	(7.6)
Total identifiable net assets	283.9	(0.9)	283.0
Goodwill	$139.2	$2.4	$141.6
The fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$183.1	13
Trade names	44.6	19
Technologies	18.1	11
Software	2.5	5
Total	$248.3

Note 4—Discontinued Operations
On May 21, 2024, the Company completed the sale of Carlisle Interconnect Technologies ("CIT") for cash proceeds of $2.025 billion, subject to certain customary purchase price adjustments, which were finalized in the third quarter of 2024.
A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended June 30, 2025
	CIT	Other	Total
(Loss) income from discontinued operations before income taxes(1)	(0.2)	0.1	(0.1)
Benefit from provision for income taxes	(0.2)	(0.2)	(0.4)
Income from discontinued operations	$—	$0.3	$0.3
(1)Related to other non-operating income and expenses

	Three Months Ended June 30, 2024
	CIT	Other	Total
Revenues	$115.2	$—	$115.2

Cost of goods sold	83.7	—	83.7
Other operating expense (income), net	11.9	—	11.9
Operating income	19.6	—	19.6
Other non-operating expense (income), net	0.1	1.5	1.6
Income (loss) from discontinued operations before income taxes and gain on sale	19.5	(1.5)	18.0
(Gain) loss on sale of discontinued operations	(462.3)	0.1	(462.2)
Income (loss) from discontinued operations before income taxes	481.8	(1.6)	480.2
Provision for (benefit from) income taxes	53.6	(0.6)	53.0
Income (loss) from discontinued operations	$428.2	$(1.0)	$427.2

	Six Months Ended June 30, 2025
	CIT	Other	Total
(Loss) income from discontinued operations before income taxes(1)	(0.5)	2.7	2.2
(Benefit from) provision for income taxes	(1.3)	—	(1.3)
Income from discontinued operations	$0.8	$2.7	$3.5
(1)Related to other non-operating income and expenses

	Six Months Ended June 30, 2024
	CIT	Other	Total
Revenues	$328.6	$—	$328.6

Cost of goods sold	237.5	—	237.5
Other operating expense (income), net	34.4	—	34.4
Operating income	56.7	—	56.7
Other non-operating expense (income), net	(0.1)	9.1	9.0
Income (loss) from discontinued operations before income taxes and gain on sale	56.8	(9.1)	47.7
(Gain) loss on sale of discontinued operations	(454.7)	0.3	(454.4)
Income (loss) from discontinued operations before income taxes	511.5	(9.4)	502.1
Provision for (benefit from) income taxes	57.0	(3.5)	53.5
Income (loss) from discontinued operations	$454.5	$(5.9)	$448.6
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

Six Months Ended June 30, 2025
(in millions)	CIT	Other	Total
Net cash provided by operating activities	$0.8	$2.7	$3.5
Net cash provided by investing activities	—	—	—
Net cash used in financing activities	(0.8)	(2.7)	(3.5)
Change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents from discontinued operations at beginning of period	—	—	—
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—

	Six Months Ended June 30, 2024
(in millions)	CIT	Other	Total
Net cash provided by (used in) operating activities	$20.0	$(5.9)	$14.1
Net cash provided by investing activities	1,983.6	—	1,983.6
Net cash (used in) provided by financing activities(1)	(2,032.4)	5.9	(2,026.5)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—
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
Income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2025	2024	2025	2024
Income from continuing operations	$255.5	$285.2	$395.6	$456.1
Less: dividends declared	43.1	40.3	88.4	81.8
Undistributed earnings	212.4	244.9	307.2	374.3
Percent allocated to common stockholders(1)	99.8%	99.8%	99.8%	99.8%
Undistributed earnings allocated to common stockholders	212.0	244.4	306.6	373.6
Add: dividends declared to common shares, restricted stock units and vested and deferred restricted and performance shares	43.1	40.2	88.3	81.6
Income from continuing operations attributable to common stockholders	$255.1	$284.6	$394.9	$455.2

Shares:
Basic weighted-average shares outstanding	43.0	47.3	43.6	47.5
Effect of dilutive securities:
Performance awards	0.1	0.2	0.1	0.2
Stock options	0.3	0.4	0.3	0.5
Diluted weighted-average shares outstanding	43.4	47.9	44.0	48.2

Per share income from continuing operations attributable to common shares:
Basic	$5.92	$6.02	$9.05	$9.58
Diluted	$5.87	$5.94	$8.97	$9.45

(1) Basic weighted-average shares outstanding	43.0	47.3	43.6	47.5
Basic weighted-average shares outstanding and unvested restricted shares expected to vest	43.1	47.4	43.7	47.6
Percent allocated to common stockholders	99.8%	99.8%	99.8%	99.8%

To calculate earnings per share for income from discontinued operations and for net income, the denominator for both basic and diluted earnings per share is the same as used in the above table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income from discontinued operations attributable to common stockholders for basic and diluted earnings per share	$0.3	$426.3	$3.5	$447.7
Net income attributable to common stockholders for basic and diluted earnings per share	255.4	711.1	398.4	903.0
Anti-dilutive stock options excluded from earnings per share calculation(1)	0.2	0.1	0.2	0.1
(1)Represents stock options excluded from the diluted earnings per share calculation, as such options’ assumed proceeds upon exercise would result in the repurchase of more shares than the underlying award.
Note 6—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$1,011.5	$165.0	$1,176.5	$1,006.8	$163.0	$1,169.8
Residential construction	84.1	158.3	242.4	82.1	164.5	246.6
Other	—	30.6	30.6	—	34.2	34.2
Total revenues	$1,095.6	$353.9	$1,449.5	$1,088.9	$361.7	$1,450.6

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$1,746.3	$303.1	$2,049.4	$1,725.6	$297.8	$2,023.4
Residential construction	147.8	288.7	436.5	146.9	309.5	456.4
Other	—	59.4	59.4	—	67.3	67.3
Total revenues	$1,894.1	$651.2	$2,545.3	$1,872.5	$674.6	$2,547.1
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$1,011.2	$301.4	$1,312.6	$1,002.3	$319.7	$1,322.0
International:
Europe	64.3	4.5	68.8	57.9	5.5	63.4
North America (excluding U.S.)	14.5	44.0	58.5	22.2	32.1	54.3
Other	5.6	4.0	9.6	6.5	4.4	10.9
Total international	84.4	52.5	136.9	86.6	42.0	128.6
Total revenues	$1,095.6	$353.9	$1,449.5	$1,088.9	$361.7	$1,450.6

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$1,721.7	$556.8	$2,278.5	$1,706.1	$598.4	$2,304.5
International:
Europe	124.1	9.2	133.3	113.9	10.8	124.7
North America (excluding U.S.)	37.0	76.9	113.9	40.1	56.9	97.0
Other	11.3	8.3	19.6	12.4	8.5	20.9
Total international	172.4	94.4	266.8	166.4	76.2	242.6
Total revenues	$1,894.1	$651.2	$2,545.3	$1,872.5	$674.6	$2,547.1

Contract Liabilities
The Company receives payment at inception of contracts for separately priced extended service warranties and revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of the change in contract liabilities for the six months ended June 30, follows:

(in millions)	2025	2024
Balance as of January 1	$350.5	$324.0
Revenue deferred	23.5	25.3
Revenue recognized	(15.0)	(14.1)
Balance as of June 30	$359.0	$335.2
A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025, follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
Extended service warranties	$14.9	$28.9	$27.9	$26.8	$25.8	$25.0	$209.7
Note 7—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2025, was 20.7%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.2% and a tax benefit of $12.6 million of discrete activity primarily related to excess tax benefits from stock compensation and reduced prior year tax liabilities.
The effective income tax rate on continuing operations for the six months ended June 30, 2024, was 22.4%.
Subsequent Event
On July 4, 2025, the U.S. federal government enacted legislation commonly referred to as the One Big Beautiful Bill Act. This legislation includes significant tax law changes affecting corporations. The Company continues to assess the effects of this new legislation but does not expect it to materially affect the Company’s financial position or results of operations.
Note 8—Inventories
A summary of the Company's inventories follows:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$169.2	$157.0
Work-in-process	30.1	26.1
Finished goods	314.3	299.8
Reserves	(12.7)	(10.2)
Inventories	$500.9	$472.7

Note 9—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	June 30, 2025			December 31, 2024
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,479.9	$(434.6)	$1,045.3	$1,456.0	$(380.5)	$1,075.5
Indefinite lived trade names	254.4	—	254.4	252.0	—	252.0
Technology	203.3	(111.2)	92.1	185.6	(103.4)	82.2
Definite-lived trade names	117.6	(40.1)	77.5	117.0	(37.0)	80.0
Other	42.0	(27.2)	14.8	37.8	(22.6)	15.2
Other intangible assets	$2,097.2	$(613.1)	$1,484.1	$2,048.4	$(543.5)	$1,504.9
Note 10—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
2.20% Notes due 2032	$550.0	$550.0	$466.1	$448.7
2.75% Notes due 2030	750.0	750.0	693.2	672.2
3.75% Notes due 2027	600.0	600.0	592.2	584.1
Unamortized discount, debt issuance costs and other	(4.2)	(9.4)
Total debt	1,895.8	1,890.6
Less: current portion of debt	4.3	3.2
Long term-debt	$1,891.5	$1,887.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility
During the six months ended June 30, 2025, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.
Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2025 and December 31, 2024.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2025 and December 31, 2024, the Company had $19.3 million and $22.8 million in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $60.7 million was available as of June 30, 2025.
Note 11—Commitments and Contingencies
Litigation
As of June 30, 2025, there were no material developments in the legal proceedings included in Note 16 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and there were no new material legal proceedings during the six months ended June 30, 2025.

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
Executive Overview
We are proud of the Carlisle team’s ability to deliver diluted EPS from continuing operations of $5.87. Our ability to hold second quarter revenues flat at $1.4 billion and maintain margins above our Vision 2030 target in a second quarter that saw continued deterioration in new construction markets speaks to the resiliency of our pure play building products business.
Our second quarter results demonstrate the underlying strength in our re-roofing markets at CCM and showcase our capacity to achieve top-tier margins even in a sluggish new construction landscape. The commercial re-roofing market is meeting mid-single-digit growth expectations, contributing reliable recurring revenue and accounting for approximately 70% of CCM's commercial roofing business.
CCM’s solid performance in the quarter was offset by lower-than-expected results at CWT, influenced by continued declines in the residential end-markets. While residential end-markets were not expected to rebound in the quarter, the continued deterioration in key growth drivers—housing starts, interest rates and builder sentiment—put additional pressure on CWT sales.
Last quarter we maintained our positive outlook on the 2025 roofing season based on increased market confidence in rising stability on the macroeconomic front, positive contractor sentiment reflected in our April Carlisle Market Survey, and the prospect of a more normal construction season. Many CCM contractors entered the second quarter with solid backlogs and anticipated robust activity, suggesting a strong market load-in typical of historical construction seasons. Unfortunately, the external risks that we identified in the first quarter materialized during the second quarter, leading to an increase in project delays, smaller-than-expected distributor inventory load-in related to commercial construction, and a slowdown in new construction bidding as economic uncertainties made decision-making more difficult. Insights from over 150 participants in the July Carlisle Market Survey confirmed this negative shift in contractor and distributor sentiment had accelerated in the quarter. The July survey also reflected that expectations of a continuation of those pressures will persist throughout the remainder of 2025.
Throughout the quarter, we remained committed to our key strategic pillars to drive to our Vision 2030 financial goals. We maintained our focus on operational excellence through the Carlisle Operating System, completing major automation capital projects within our CWT factories. We also continued to enhance the Carlisle Experience by investing in technical and customer service personnel to better support our customers. And we continued to meet our commitment to superior capital allocation, returning $343.1 million to shareholders through dividends and share repurchases.
We continued to execute our proven Mergers & Acquisitions playbook to strategically allocate capital toward acquisitions that align with our Vision 2030 strategy. Our most recent acquisition of selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic") strengthens our portfolio of innovative solutions for more energy-efficient buildings and enhances our position in the North American insulation market. This acquisition also supports the growth of our Henry UltraTouch denim insulation product, which was named a 2025 finalist for The Home Depot Merchandising Innovation Award—an honor recognizing products that are transforming the home improvement industry. Additionally, we expect annual synergies from our recent acquisitions of MTL Holdings LLC ("MTL"), PFB Holdco, Inc ("PFB"), and selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam") to exceed $34 million, while gaining traction in cross-selling opportunities through our comprehensive building envelope systems approach.

During the quarter, we advanced our innovation agenda, earning market recognition and awards for several new product launches including our dual-tank Flexible Fast Adhesive, Blueskin VP Tech, and the Henry UltraTouch insulation product.
As we enter the second half of 2025, we remain focused on executing our Vision 2030 strategic initiatives to bolster our market leadership and secure a premium position through the Carlisle Experience. We will continue to enhance efficiency via automation, emerging AI technologies, and the Carlisle Operating System; expedite growth-driven innovation initiatives; and leverage synergies from integrating our strategic acquisitions. Coupled with disciplined capital deployment, we are committed to achieving our Vision 2030 financial objectives, built on the strength of our imperative business model, reinforced by well-known re-roofing drivers with the advantages of being a market leader in North America.
Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2025	2024	2025	2024
Revenues	$1,449.5	$1,450.6	$2,545.3	$2,547.1
Operating income	$335.0	$377.5	$518.6	$602.7
Operating margin	23.1%	26.0%	20.4%	23.7%
Income from continuing operations	$255.5	$285.2	$395.6	$456.1
Diluted earnings per share from continuing operations	$5.87	$5.94	$8.97	$9.45

Adjusted EBITDA(1)	$389.3	$417.6	$627.7	$683.1
Adjusted EBITDA margin(1)	26.9%	28.8%	24.7%	26.8%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended June 30	$1,449.5	$1,450.6	$(1.1)	(0.1)%	(2.9)%	2.7%	0.1%
Six months ended June 30	$2,545.3	$2,547.1	$(1.8)	(0.1)%	(3.5)%	3.5%	(0.1)%
Revenues were flat in the second quarter and the first six months of 2025, primarily reflecting higher sales in our non-residential construction end-market of $6.7 million and $26.0 million, respectively, driven by recent acquisitions, offset by lower sales in our residential construction end-market of $4.2 million and $19.9 million, respectively, driven by lower new construction activity.
Gross Profit

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Gross profit	$541.1	$568.9	$(27.8)	(4.9)%	$926.8	$967.8	$(41.0)	(4.2)%
Gross margin	37.3%	39.2%			36.4%	38.0%
Gross margin decreased in the second quarter and the first six months of 2025, primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.

Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Selling and administrative expenses	$196.9	$189.3	$7.6	4.0%	$390.9	$356.1	$34.8	9.8%
As a percentage of revenues	13.6%	13.0%			15.4%	14.0%
Selling and administrative expenses increased in the second quarter and the first six months of 2025, primarily due to higher wage and benefit expenses of $2.3 million and $13.0 million, respectively, amortization expense of $4.1 million and $11.3 million, respectively, and other acquisition-related costs of $2.0 million and $7.3 million, respectively, all driven by the acquisitions of MTL, PFB, ThermaFoam, and Bonded Logic.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Research and development expenses	$11.1	$9.3	$1.8	19.4%	$21.8	$18.5	$3.3	17.8%
As a percentage of revenues	0.8%	0.6%			0.9%	0.7%
Research and development expenses increased in the second quarter and the first six months of 2025, primarily due to higher new product development expenses. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.
Interest Expense

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest expense	$14.7	$18.8	$(4.1)	(21.8)%	$29.5	$37.4	$(7.9)	(21.1)%
Interest expense decreased in the second quarter and the first six months of 2025, primarily due to lower long-term debt balances associated with the redemption of $400.0 million of 3.50% notes in December 2024. Refer to Note 10 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest income	$(1.4)	$(13.8)	$12.4	(89.9)%	$(7.8)	$(21.7)	$13.9	(64.1)%
Interest income decreased during the second quarter and the first six months of 2025, primarily due to a lower invested cash balance and lower yields.
Income Taxes

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Provision for income taxes	$68.1	$87.4	$(19.3)	(22.1)%	$103.0	$131.3	$(28.3)	(21.6)%
Effective tax rate	21.0%	23.5%			20.7%	22.4%
The provision for income taxes on continuing operations decreased during the second quarter and the first six months of 2025, primarily due to lower pre-tax income. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.2% and a tax benefit of $12.6 million from discrete activity primarily related to excess tax benefits from stock compensation and reduced prior year tax liabilities.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$1,095.6	$1,088.9	$6.7	0.6%	(0.6)%	1.0%	0.2%
Operating income	$323.8	$346.8	$(23.0)	(6.6)%
Operating margin	29.6%	31.8%
Adjusted EBITDA(1)	$346.3	$364.2	$(17.9)	(4.9)%
Adjusted EBITDA margin(1)	31.6%	33.4%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$1,894.1	$1,872.5	$21.6	1.2%	(0.9)%	2.1%	—%
Operating income	$518.6	$558.0	$(39.4)	(7.1)%
Operating margin	27.4%	29.8%
Adjusted EBITDA(1)	$562.8	$591.0	$(28.2)	(4.8)%
Adjusted EBITDA margin(1)	29.7%	31.6%
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
CCM’s revenue increased in the second quarter and the first six months of 2025, primarily due to higher sales in the non-residential construction end-market of $4.7 million and $20.7 million respectively, driven by the acquisition of MTL. CCM’s operating margin and adjusted EBITDA margin decreased in the second quarter and the first six months of 2025, primarily due to higher operating costs, investments in innovation and Carlisle Experience enhancements.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$353.9	$361.7	$(7.8)	(2.2)%	(9.9)%	7.7%	—%
Operating income	$42.5	$59.2	$(16.7)	(28.2)%
Operating margin	12.0%	16.4%
Adjusted EBITDA(1)	$70.6	$81.4	$(10.8)	(13.3)%
Adjusted EBITDA margin(1)	19.9%	22.5%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$651.2	$674.6	$(23.4)	(3.5)%	(10.7)%	7.4%	(0.2)%
Operating income	$58.7	$101.4	$(42.7)	(42.1)%
Operating margin	9.0%	15.0%
Adjusted EBITDA(1)	$116.9	$146.1	$(29.2)	(20.0)%
Adjusted EBITDA margin(1)	18.0%	21.7%
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

CWT’s revenue decrease in the second quarter and the first six months of 2025 primarily reflected lower sales in the residential construction end-market of $6.2 million and $20.8 million respectively. Lower sales volumes due to continued softness in new construction activity were partially offset by the acquisitions of PFB and ThermaFoam. CWT’s operating margin and adjusted EBITDA margin decrease in the second quarter and the first six months of 2025 was primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.
Liquidity and Capital Resources
We believe that our current cash reserves, available credit facilities, and anticipated operating cash flows are adequate to meet our short-term projected business requirements for at least the next 12 months and our long-term financial requirements, including the repayment of outstanding principal balances on existing notes by their respective maturity dates.
Additional sources of liquidity may be obtained through access to the capital markets, subject to market conditions. The Company may consider such access for purposes that include the repayment of outstanding debt and the funding of acquisitions. For further details regarding long-term debt, refer to Note 10.
Management retains discretion over the allocation of available cash and may deploy resources toward capital expenditures, acquisitions, strategic investments, dividends, or share repurchases.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$288.9	$346.9
Net cash (used in) provided by investing activities	(165.9)	1,526.6
Net cash used in financing activities	(808.9)	(741.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.8	(0.8)
Change in cash and cash equivalents	$(685.1)	$1,130.8
Operating Activities
Cash provided by operating activities of $288.9 million for the first six months of 2025 decreased by $58.0 million compared to the first six months of 2024, primarily due to lower income from continuing operations of $60.5 million and higher working capital uses of $30.7 million. Compared to 2024, working capital uses increased by $28.2 million for accounts receivable due to timing of sales and $32.6 million for accounts payable due to timing of expenses and payments. Working capital uses also increased by $20.4 million for other current liabilities paid in the first six months of 2025 related to accrued employee incentive compensation and taxes payable that were higher at December 31, 2024 compared to December 31, 2023. Working capital uses decreased $50.8 million due to lower inventory investments in the first six months of 2025 compared to the first six months of 2024.
Investing Activities
Cash used in investing activities of $165.9 million for the first six months of 2025 primarily reflected the purchases of ThermaFoam for $52.9 million and Bonded Logic for $57.7 million, and capital expenditures of $57.8 million. Cash provided by investing activities of $1,526.6 million for the first six months of 2024 primarily reflected proceeds from the sale of Carlisle Interconnect Technologies, net of cash disposed, of $1,995.3 million, partially offset by the purchase of MTL for $412.8 million, net of cash acquired, and capital expenditures of $57.4 million.
Financing Activities
Cash used in financing activities of $808.9 million in the first six months of 2025 primarily reflected share repurchases of $700.0 million and cash dividend payments of $88.3 million. Cash used in financing activities of $741.9 million in the first six months of 2024 primarily reflected share repurchases of $700.0 million and cash dividend payments of $81.7 million, partially offset by net proceeds of $43.7 million from the exercising of stock options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2024	2025	2024
Net income (GAAP)	$255.8	$712.4	$399.1	$904.7
Less: Income from discontinued operations	0.3	427.2	3.5	448.6
Income from continuing operations (GAAP)	255.5	285.2	395.6	456.1
Provision for income taxes	68.1	87.4	103.0	131.3
Interest expense	14.7	18.8	29.5	37.4
Interest income	(1.4)	(13.8)	(7.8)	(21.7)
EBIT	336.9	377.6	520.3	603.1
Plus (gains) / losses and costs related to:
Acquisitions	2.5	1.5	9.3	2.1
Dispositions	(0.2)	(0.3)	(0.1)	(0.3)
Restructuring	1.5	0.3	1.6	0.8
Casualty losses and insurance recoveries	—	(5.0)	—	(5.0)
Legal settlements	0.3	0.4	0.5	0.4
Pension settlements	(0.6)	—	(0.6)	—
Total non-comparable items	3.5	(3.1)	10.7	(2.0)
Adjusted EBIT	340.4	374.5	531.0	601.1
Depreciation	18.4	17.7	36.1	34.2
Amortization	30.5	25.4	60.6	47.8
Adjusted EBITDA	$389.3	$417.6	$627.7	$683.1
Divided by:
Total revenues	$1,449.5	$1,450.6	$2,545.3	$2,547.1
Adjusted EBITDA margin	26.9%	28.8%	24.7%	26.8%

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$323.8	$42.5	$(31.3)	$346.8	$59.2	$(28.5)
Non-operating expense (income), net	(0.4)	0.2	(1.7)	0.1	(0.3)	0.1
EBIT	324.2	42.3	(29.6)	346.7	59.5	(28.6)
Plus (gains) / losses and costs related to:
Acquisitions	—	0.9	1.6	1.8	—	(0.3)
Dispositions	(0.1)	(0.2)	0.1	—	(0.3)	—
Restructuring	—	1.5	—	0.3	—	—
Casualty losses and insurance recoveries	—	—	—	(5.0)	—	—
Legal settlements	—	0.3	—	—	0.4	—
Pension settlements	—	—	(0.6)	—	—	—
Total non-comparable items	(0.1)	2.5	1.1	(2.9)	0.1	(0.3)
Adjusted EBIT	324.1	44.8	(28.5)	343.8	59.6	(28.9)
Depreciation	13.0	5.0	0.4	13.1	4.2	0.4
Amortization	9.2	20.8	0.5	7.3	17.6	0.5
Adjusted EBITDA	$346.3	$70.6	$(27.6)	$364.2	$81.4	$(28.0)
Divided by:
Total revenues	$1,095.6	$353.9	$—	$1,088.9	$361.7	$—
Adjusted EBITDA margin	31.6%	19.9%	NM	33.4%	22.5%	NM

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$518.6	$58.7	$(58.7)	$558.0	$101.4	$(56.7)
Non-operating expense (income), net	(0.5)	0.2	(1.4)	0.5	(0.3)	(0.6)
EBIT	519.1	58.5	(57.3)	557.5	101.7	(56.1)
Plus (gains) / losses and costs related to:
Acquisitions	—	5.3	4.0	1.8	—	0.3
Dispositions	(0.1)	(0.1)	0.1	(0.1)	(0.2)	—
Restructuring	—	1.6	—	0.3	0.5	—
Casualty losses and insurance recoveries	—	—	—	(5.0)	—	—
Legal settlements	—	0.5	—	—	0.4	—
Pension settlements	—	—	(0.6)	—	—	—
Total non-comparable items	(0.1)	7.3	3.5	(3.0)	0.7	0.3
Adjusted EBIT	519.0	65.8	(53.8)	554.5	102.4	(55.8)
Depreciation	25.6	9.7	0.8	25.1	8.3	0.8
Amortization	18.2	41.4	1.0	11.4	35.4	1.0
Adjusted EBITDA	$562.8	$116.9	$(52.0)	$591.0	$146.1	$(54.0)
Divided by:
Total revenues	$1,894.1	$651.2	$—	$1,872.5	$674.6	$—
Adjusted EBITDA margin	29.7%	18.0%	NM	31.6%	21.7%	NM

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability of our customers to maintain appropriate labor levels under U.S. immigration laws, policies and practices; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity, artificial intelligence or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation, interest rate and currency exchange rate fluctuations, and tariffs. Further, any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2025. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of June 30, 2025, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal control over financial reporting. During the second quarter of 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 11.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2025:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April	0.3	$349.43	0.3	2.0
May	0.3	392.94	0.3	1.7
June	0.2	369.36	0.2	1.5
Total	0.8		0.8
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2025, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.

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

CARLISLE COMPANIES INCORPORATED

Date:	July 31, 2025	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer