Form 10-Q
period 2025-09-30
CARLISLE COMPANIES INC
filed 2025-10-30
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
On October 23, 2025, there were 41,785,774 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$1,346.9	$1,333.6	$3,892.2	$3,880.7

Cost of goods sold	861.7	819.2	2,480.2	2,398.5
Selling and administrative expenses	177.9	191.8	568.8	547.9
Research and development expenses	12.4	8.1	34.2	26.6
Other operating expense (income), net	1.0	(1.9)	(3.5)	(11.4)
Operating income	293.9	316.4	812.5	919.1
Interest expense	21.3	18.6	50.8	56.0
Interest income	(6.8)	(22.6)	(14.6)	(44.3)
Other non-operating expense (income), net	1.6	(1.1)	(0.1)	(1.5)
Income from continuing operations before income taxes	277.8	321.5	776.4	908.9
Provision for income taxes	64.3	74.9	167.3	206.2
Income from continuing operations	213.5	246.6	609.1	702.7
Income (loss) from discontinued operations	0.7	(2.3)	4.2	446.3
Net income	$214.2	$244.3	$613.3	$1,149.0

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.01	$5.36	$14.07	$14.93
Income (loss) from discontinued operations	0.01	(0.05)	0.09	9.48
Basic earnings per share	$5.02	$5.31	$14.16	$24.41

Diluted earnings per share attributable to common shares:
Income from continuing operations	$4.97	$5.30	$13.94	$14.74
Income (loss) from discontinued operations	0.01	(0.05)	0.09	9.36
Diluted earnings per share	$4.98	$5.25	$14.03	$24.10

Average shares outstanding:
Basic	42.5	45.9	43.2	47.0
Diluted	42.9	46.5	43.6	47.6

Comprehensive income:
Net income	$214.2	$244.3	$613.3	$1,149.0
Other comprehensive income (loss):
Foreign currency (losses) gains	(7.4)	10.1	29.8	5.4
Other, net of tax	0.7	0.6	1.4	3.4
Other comprehensive (loss) income	(6.7)	10.7	31.2	8.8
Comprehensive income	$207.5	$255.0	$644.5	$1,157.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,105.0	$753.5
Receivables, net of allowance for credit losses of $4.3 and $4.7	774.3	579.7
Inventories	481.4	472.7
Other current assets	122.4	120.4
Total current assets	2,483.1	1,926.3

Property, plant, and equipment, net of accumulated depreciation of $763.4 and $702.5	783.2	711.8
Goodwill	1,530.1	1,478.0
Other intangible assets, net of accumulated amortization of $643.3 and $543.5	1,452.7	1,504.9
Other long-term assets	207.5	195.6
Total assets	$6,456.6	$5,816.6

LIABILITIES AND EQUITY
Accounts payable	$294.7	$261.1
Other current liabilities	470.0	404.7
Total current liabilities	764.7	665.8

Long-term debt	2,878.8	1,887.4
Contract liabilities	336.6	322.2
Deferred taxes	232.4	228.2
Other long-term liabilities	252.3	249.7

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	592.9	589.0
Treasury stock(3)	(5,851.8)	(4,867.4)
Accumulated other comprehensive loss	(78.9)	(110.1)
Retained earnings	7,250.9	6,773.1
Total liabilities and equity	$6,456.6	$5,816.6
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 41.9 and 44.4 shares outstanding, respectively
(3)Treasury Stock: at cost; 36.7 and 34.2 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities:
Net income	$613.3	$1,149.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation	55.3	51.7
Amortization	91.2	74.9
Stock-based compensation	27.3	22.9
Deferred taxes	(2.3)	(5.7)
Gain on sale of discontinued operations	—	(456.7)
Other operating activities	33.1	27.6
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(184.6)	(157.1)
Inventories	(0.3)	(103.9)
Other current assets	1.4	4.3
Accounts payable	29.1	66.5
Other current liabilities	71.8	7.5
Other long-term liabilities	(19.5)	(21.3)
Net cash provided by operating activities	715.8	659.7

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	—	1,998.0
Acquisitions, net of cash acquired	(108.1)	(414.3)
Capital expenditures	(91.3)	(76.7)
Other investing activities	—	1.9
Net cash (used in) provided by investing activities	(199.4)	1,508.9

Financing activities:
Proceeds from notes	987.8	—
Borrowings from revolving credit facility	—	22.0
Repayments of revolving credit facility	—	(22.0)
Repurchases of common stock	(1,000.0)	(1,166.1)
Dividends paid	(135.3)	(127.4)
Proceeds from exercise of stock options	14.8	73.1
Withholding tax paid related to stock-based compensation	(13.5)	(17.7)
Other financing activities	(19.2)	(4.8)
Net cash used in financing activities	(165.4)	(1,242.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.5	(0.6)
Change in cash and cash equivalents	351.5	925.1
Less: change in cash and cash equivalents of discontinued operations	—	(28.8)
Cash and cash equivalents at beginning of period	753.5	576.7
Cash and cash equivalents at end of period	$1,105.0	$1,530.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of June 30, 2024	46.4	$78.7	$570.3	$(113.0)	$6,456.9	32.2	$(3,988.6)	$3,004.3
Net income	—	—	—	—	244.3	—	—	244.3
Other comprehensive income	—	—	—	10.7	—	—	—	10.7
Dividends - $1.00 per share	—	—	—	—	(45.9)	—	—	(45.9)
Repurchases of common stock(1)	(1.1)	—	—	—	—	1.1	(470.5)	(470.5)
Stock-based compensation(2)	0.1	—	10.4	—	—	(0.1)	9.6	20.0
Balance as of September 30, 2024	45.4	$78.7	$580.7	$(102.3)	$6,655.3	33.2	$(4,449.5)	$2,762.9

Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6
Net income	—	—	—	—	214.2	—	—	214.2
Other comprehensive loss	—	—	—	(6.7)	—	—	—	(6.7)
Dividends - $1.10 per share	—	—	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock(1)	(0.8)	—	—	—	—	0.8	(302.9)	(302.9)
Stock-based compensation(2)	0.1	—	7.3	—	—	(0.1)	6.4	13.7
Balance as of September 30, 2025	41.9	$78.7	$592.9	$(78.9)	$7,250.9	36.7	$(5,851.8)	$1,991.8
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	1,149.0	—	—	1,149.0
Other comprehensive income	—	—	—	8.8	—	—	—	8.8
Dividends - $2.70 per share	—	—	—	—	(127.7)	—	—	(127.7)
Repurchases of common stock(1)	(2.9)	—	—	—	—	2.9	(1,176.0)	(1,176.0)
Stock-based compensation(2)	0.6	—	26.9	—	—	(0.6)	52.9	79.8
Balance as of September 30, 2024	45.4	$78.7	$580.7	$(102.3)	$6,655.3	33.2	$(4,449.5)	$2,762.9

Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	613.3	—	—	613.3
Other comprehensive income	—	—	—	31.2	—	—	—	31.2
Dividends - $3.10 per share	—	—	—	—	(135.5)	—	—	(135.5)
Repurchases of common stock(1)	(2.8)	—	—	—	—	2.8	(1,009.2)	(1,009.2)
Stock-based compensation(2)	0.3	—	3.9	—	—	(0.3)	24.8	28.7
Balance as of September 30, 2025	41.9	$78.7	$592.9	$(78.9)	$7,250.9	36.7	$(5,851.8)	$1,991.8
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

A summary of financial information by reportable segment follows:

	Three Months Ended September 30, 2025
(in millions)	CCM	CWT	Total
Revenue	$1,000.8	$346.1	$1,346.9

Cost of goods sold	615.5	246.7	862.2
Selling and administrative expenses	97.0	62.8	159.8
Research and development expenses	8.4	4.0	12.4
Other operating expense (income), net(1)	(0.4)	3.0	2.6
Segment operating income	280.3	29.6	309.9
Corporate and unallocated operating expense			16.0
Interest expense			21.3
Interest income			(6.8)
Other non-operating expense (income), net			1.6
Income from continuing operations before income taxes			$277.8
(1)Primarily related to lease terminations and litigation settlements.

	Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
Revenue	$998.2	$335.4	$1,333.6

Cost of goods sold	592.5	225.4	817.9
Selling and administrative expenses	97.4	59.4	156.8
Research and development expenses	5.1	3.0	8.1
Other operating expense (income), net(1)	0.2	0.8	1.0
Segment operating income	303.0	46.8	349.8
Corporate and unallocated operating expense			33.4
Interest expense			18.6
Interest income			(22.6)
Other non-operating expense (income), net			(1.1)
Income from continuing operations before income taxes			$321.5
(1)Primarily related to lease terminations and litigation settlements.

	Nine Months Ended September 30, 2025
(in millions)	CCM	CWT	Total
Revenue	$2,894.9	$997.3	$3,892.2

Cost of goods sold	1,781.5	697.5	2,479.0
Selling and administrative expenses	292.0	196.2	488.2
Research and development expenses	23.6	10.6	34.2
Other operating expense (income), net(1)	(1.1)	4.7	3.6
Segment operating income	798.9	88.3	887.2
Corporate and unallocated operating expense			74.7
Interest expense			50.8
Interest income			(14.6)
Other non-operating expense (income), net			(0.1)
Income from continuing operations before income taxes			$776.4
(1)Primarily related to lease terminations and litigation settlements.

	Nine Months Ended September 30, 2024
(in millions)	CCM	CWT	Total
Revenue	$2,870.7	$1,010.0	$3,880.7

Cost of goods sold	1,724.1	671.5	2,395.6
Selling and administrative expenses	272.4	180.4	452.8
Research and development expenses	18.3	8.3	26.6
Other operating expense (income), net(1)	(5.1)	1.6	(3.5)
Segment operating income	861.0	148.2	1,009.2
Corporate and unallocated operating expense			90.1
Interest expense			56.0
Interest income			(44.3)
Other non-operating expense (income), net			(1.5)
Income from continuing operations before income taxes			$908.9
(1)Primarily related to lease terminations, insurance settlements, and litigation settlements.
Other financial information by reportable segment follows:

	Three Months Ended September 30,
	2025		2024
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$22.6	$18.6	$21.8	$10.4
Carlisle Weatherproofing Technologies	26.3	14.9	21.9	8.9
Segment total	48.9	33.5	43.7	19.3
Corporate and unallocated	0.9	—	0.9	—
Total	$49.8	$33.5	$44.6	$19.3

	Nine Months Ended September 30,
	2025		2024
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$66.4	$55.9	$58.3	$39.9
Carlisle Weatherproofing Technologies	77.4	35.4	65.6	24.4
Segment total	143.8	91.3	123.9	64.3
Corporate and unallocated	2.7	—	2.7	—
Total	$146.5	$91.3	$126.6	$64.3
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 6/30/2025		As of 9/30/2025
Total cash consideration transferred	$60.7	$—	$60.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	3.2	—	3.2
Inventories	5.0	(0.3)	4.7
Other current assets	0.1	—	0.1
Property, plant and equipment	13.5	—	13.5
Other intangible assets	9.0	—	9.0
Other long-term assets	10.2	—	10.2
Accounts payable	(3.3)	—	(3.3)
Other current liabilities	(5.2)	2.4	(2.8)
Other long-term liabilities	(7.7)	—	(7.7)
Total identifiable net assets	24.8	2.1	26.9
Goodwill	$35.9	$(2.1)	$33.8
All of the $9.0 million preliminarily allocated to other intangible assets relates to a technology asset with a useful life of 15 years.
ThermaFoam
On February 3, 2025, the Company completed the acquisition of selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), for cash consideration of $52.9 million, subject to customary post-closing purchase price adjustments that are expected to be finalized in the fourth quarter of 2025. ThermaFoam provides expanded polystyrene insulation products into the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam supports Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company and leverages Carlisle’s vertically integrated expanded polystyrene capabilities while adding geographic coverage in Texas and the South Central United States.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 2/3/2025		As of 9/30/2025
Total cash consideration transferred	$52.9	$—	$52.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	2.7	0.2	2.9
Inventories	1.4	—	1.4
Other current assets	0.1	—	0.1
Property, plant and equipment	8.8	—	8.8
Other intangible assets	6.7	—	6.7
Accounts payable	(0.9)	0.1	(0.8)
Other current liabilities	(0.6)	0.3	(0.3)
Total identifiable net assets	18.2	0.6	18.8
Goodwill	$34.7	$(0.6)	$34.1
The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$6.5	9
Other intangibles	0.2	5
Total	$6.7
2024 Acquisitions
PFB
On December 18, 2024, the Company completed the acquisition of 100% of the equity interests of PFB Holdco, Inc. ("PFB") for cash consideration of $266.5 million, including $6.4 million of cash acquired, subject to certain customary purchase price adjustments that were finalized in the second quarter of 2025. PFB is a leading vertically integrated provider of expanded polystyrene insulation products across Canada and the Midwestern United States.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 12/18/2024		As of 9/30/2025
Total cash consideration transferred	$268.9	$(2.4)	$266.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6.4	—	6.4
Receivables, net	9.6	—	9.6
Inventories	14.5	—	14.5
Other current assets	6.6	(0.7)	5.9
Property, plant and equipment	31.7	—	31.7
Other intangible assets	112.8	11.5	124.3
Other long-term assets	46.1	0.1	46.2
Accounts payable	(4.6)	0.7	(3.9)
Other current liabilities	(27.8)	13.8	(14.0)
Deferred taxes	(27.9)	(2.2)	(30.1)
Other long-term liabilities	(43.5)	(0.1)	(43.6)
Total identifiable net assets	123.9	23.1	147.0
Goodwill	$145.0	$(25.5)	$119.5

The preliminary fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$81.5	11
Trade names	15.0	15
Technologies	27.8	11
Total	$124.3
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

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Income follows:

	Three Months Ended September 30, 2025
	CIT	Other	Total
Income (loss) from discontinued operations before income taxes(1)	$—	$(0.2)	$(0.2)
Provision for (benefit from) income taxes	(0.5)	(0.4)	(0.9)
Income (loss) from discontinued operations	$0.5	$0.2	$0.7
(1)Related to other non-operating income and expenses

	Three Months Ended September 30, 2024
	CIT	Other	Total
Other non-operating expense (income), net	$0.6	$6.1	$6.7
(Gain) loss on sale of discontinued operations	(2.6)	0.3	(2.3)
Income (loss) from discontinued operations before income taxes	2.0	(6.4)	(4.4)
Provision for (benefit from) income taxes	(0.6)	(1.5)	(2.1)
Income (loss) from discontinued operations	$2.6	$(4.9)	$(2.3)

	Nine Months Ended September 30, 2025
	CIT	Other	Total
Income (loss) from discontinued operations before income taxes(1)	$(0.5)	$2.5	$2.0
Provision for (benefit from) income taxes	(1.8)	(0.4)	(2.2)
Income (loss) from discontinued operations	$1.3	$2.9	$4.2
(1)Related to other non-operating income and expenses

	Nine Months Ended September 30, 2024
	CIT	Other	Total
Revenues	$328.6	$—	$328.6

Cost of goods sold	237.5	—	237.5
Other operating expense (income), net	34.4	—	34.4
Operating income	56.7	—	56.7
Other non-operating expense (income), net	0.5	15.2	15.7
(Gain) loss on sale of discontinued operations	(457.3)	0.6	(456.7)
Income (loss) from discontinued operations before income taxes	513.5	(15.8)	497.7
Provision for (benefit from) income taxes	56.4	(5.0)	51.4
Income (loss) from discontinued operations	$457.1	$(10.8)	$446.3
A summary of cash flows from discontinued operations included in the Condensed Consolidated Statements of Cash Flows follows:

Nine Months Ended September 30, 2025
(in millions)	CIT	Other	Total
Net cash provided by operating activities	$1.3	$2.9	$4.2
Net cash provided by investing activities	—	—	—
Net cash used in financing activities	(1.3)	(2.9)	(4.2)
Change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents from discontinued operations at beginning of period	—	—	—
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—

	Nine Months Ended September 30, 2024
(in millions)	CIT	Other	Total
Net cash provided by (used in) operating activities	$9.0	$(10.8)	$(1.8)
Net cash provided by investing activities	1,986.3	—	1,986.3
Net cash (used in) provided by financing activities(1)	(2,024.1)	10.8	(2,013.3)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—
(1)Represents (repayments) or borrowings from the Carlisle cash pool to fund working capital and capital expenditures and return of capital upon sale.
Note 5—Earnings Per Share
Restricted stock awards granted as part of the Company's Incentive Compensation Program participate in nonforfeitable dividends on a one-to-one per-share ratio with common stock. As such, unvested restricted stock awards are considered participating securities in the computation of earnings per share under the two-class method, and undistributed earnings are allocated between common stock and participating securities on a one-to-one per-share basis. The numerator in the computation of basic and diluted earnings per share excludes income allocated to these participating securities.
The denominator in the computation of diluted earnings per share includes the dilutive effect of stock options and performance share awards granted as part of the Company's Incentive Compensation Program. The dilutive effect of stock options is calculated using the treasury stock method when the average market price of the Company's common shares during the reporting period exceeds the exercise price of the options. Performance shares are contingently issuable, and the dilutive effect is based on the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Income from continuing operations	$213.5	$246.6	$609.1	$702.7
Less: Income allocated to participating securities	0.4	0.5	1.1	1.4
Income available to common stockholders	$213.1	$246.1	$608.0	$701.3

Shares:
Basic weighted-average shares outstanding	42.5	45.9	43.2	47.0
Effect of dilutive securities(1)	0.4	0.6	0.4	0.6
Diluted weighted-average shares outstanding	42.9	46.5	43.6	47.6

Earnings per share from continuing operations attributable to common shares:
Basic	$5.01	$5.36	$14.07	$14.93
Diluted	$4.97	$5.30	$13.94	$14.74
(1)The computation of diluted earnings per share excludes 0.1 shares of antidilutive stock options for both the three and nine months ended September 30, 2025, and excludes 0.1 shares of antidilutive stock options for the nine months ended September 30, 2024. There were no antidilutive stock options for the third quarter of 2024.

Note 6—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$924.6	$158.7	$1,083.3	$922.2	$161.6	$1,083.8
Residential construction	76.2	149.1	225.3	76.0	141.5	217.5
Other	—	38.3	38.3	—	32.3	32.3
Total revenues	$1,000.8	$346.1	$1,346.9	$998.2	$335.4	$1,333.6

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$2,670.9	$461.8	$3,132.7	$2,647.8	$459.4	$3,107.2
Residential construction	224.0	437.8	661.8	222.9	451.0	673.9
Other	—	97.7	97.7	—	99.6	99.6
Total revenues	$2,894.9	$997.3	$3,892.2	$2,870.7	$1,010.0	$3,880.7
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$912.9	$292.0	$1,204.9	$902.4	$297.1	$1,199.5
International:
Europe	62.7	5.3	68.0	62.2	4.9	67.1
North America (excluding U.S.)	19.1	44.2	63.3	26.0	28.8	54.8
Other	6.1	4.6	10.7	7.6	4.6	12.2
Total international	87.9	54.1	142.0	95.8	38.3	134.1
Total revenues	$1,000.8	$346.1	$1,346.9	$998.2	$335.4	$1,333.6

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$2,634.6	$848.8	$3,483.4	$2,608.5	$895.5	$3,504.0
International:
Europe	186.8	14.5	201.3	176.1	15.7	191.8
North America (excluding U.S.)	56.1	121.1	177.2	66.1	85.7	151.8
Other	17.4	12.9	30.3	20.0	13.1	33.1
Total international	260.3	148.5	408.8	262.2	114.5	376.7
Total revenues	$2,894.9	$997.3	$3,892.2	$2,870.7	$1,010.0	$3,880.7
Contract Liabilities
The Company receives payment at inception of contracts for separately priced extended service warranties. The related revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of the change in contract liabilities for the nine months ended September 30, follows:

(in millions)	2025	2024
Balance as of January 1	$350.5	$324.0
Revenue deferred	38.2	40.7
Revenue recognized	(22.9)	(21.5)
Balance as of September 30	$365.8	$343.2

A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025, follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter
Extended service warranties	$7.5	$29.7	$28.6	$27.5	$26.5	$25.7	$220.3
Note 7—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2025, was 21.5%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.1% and a tax benefit of $12.1 million of discrete activity primarily related to excess tax benefits from stock compensation and reduced prior year tax liabilities.
The effective income tax rate on continuing operations for the nine months ended September 30, 2024, was 22.7%.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense for the quarter ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.
Note 8—Inventories
A summary of the Company's inventories follows:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$165.8	$157.0
Work-in-process	32.6	26.1
Finished goods	295.9	299.8
Reserves	(12.9)	(10.2)
Inventories	$481.4	$472.7
Note 9—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	September 30, 2025			December 31, 2024
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,477.9	$(458.7)	$1,019.2	$1,456.0	$(380.5)	$1,075.5
Indefinite-lived trade names	254.1	—	254.1	252.0	—	252.0
Technology	203.3	(113.9)	89.4	185.6	(103.4)	82.2
Definite-lived trade names	117.5	(41.6)	75.9	117.0	(37.0)	80.0
Other	43.2	(29.1)	14.1	37.8	(22.6)	15.2
Other intangible assets	$2,096.0	$(643.3)	$1,452.7	$2,048.4	$(543.5)	$1,504.9

Note 10—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
5.55% Notes due 2040	$500.0	$—	$506.3	$—
5.25% Notes due 2035	500.0	—	506.6	—
2.20% Notes due 2032	550.0	550.0	475.8	448.7
2.75% Notes due 2030	750.0	750.0	702.1	672.2
3.75% Notes due 2027	600.0	600.0	595.4	584.1
Unamortized discount and debt issuance costs	(28.3)	(16.4)
Other	11.6	7.0
Total debt	2,883.3	1,890.6
Less: current portion of debt	4.5	3.2
Long-term debt	$2,878.8	$1,887.4
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
5.55% Notes due 2040
On August 20, 2025, the Company completed a public offering of $500.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 5.55% due September 15, 2040 (the “2040 Notes”). The 2040 Notes were issued at a discount of $7.3 million, resulting in proceeds to the Company of $492.7 million before $1.0 million of issuance costs. The discount and issuance costs are reflected within long-term debt on the Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2040 Notes. Interest is payable each March 15 and September 15, commencing March 15, 2026.
5.25% Notes due 2035
On August 20, 2025, the Company completed a public offering of $500.0 million in aggregate principal amount of unsecured senior notes with a stated interest rate of 5.25% due September 15, 2035 (the “2035 Notes”). The 2035 Notes were issued at a discount of $5.0 million, resulting in proceeds to the Company of $495.0 million before $1.0 million of issuance costs. The discount and issuance costs are reflected within long-term debt on the Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the life of the 2035 Notes. Interest is payable each March 15 and September 15, commencing March 15, 2026.
Revolving Credit Facility
During the nine months ended September 30, 2025, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of September 30, 2025, and December 31, 2024, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.
Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2025, and December 31, 2024.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2025, and December 31, 2024, the Company had $21.0 million and $22.8 million, respectively, in letters of credit and bank guarantees outstanding. The Company has multiple arrangements to obtain letters of credit, which include an agreement with unspecified availability and separate agreements for up to $80.0 million in letters of credit, of which $59.0 million was available as of September 30, 2025.

Note 11—Commitments and Contingencies
Litigation
As of September 30, 2025, there were no material developments in the legal proceedings included in Note 16 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and there were no new material legal proceedings during the nine months ended September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlisle Companies Incorporated (“Carlisle,” the “Company,” “we,” “us” or “our”) is a leading supplier of innovative building envelope products and solutions for more energy efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases, and continued dividend increases.
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to "Notes" refer to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview
Carlisle’s third quarter performance remained resilient despite a challenging macroeconomic environment. Revenue grew 1% year-over-year to $1.3 billion, and diluted EPS was $4.97 We remain committed to our Vision 2030 strategy and delivering on our key initiatives and long-term financial targets to create value for our stakeholders. We fully appreciate the impact that current headwinds are having on the building products market, and we are working diligently to navigate the uncertainty in new construction activity and the ongoing changes driven by consolidation of distributors, manufacturers and contractors.
In the third quarter, CCM continued to benefit from solid commercial re-roofing demand, a core driver of Carlisle’s value creation history. Re-roofing is an imperative business, meaning it is not a discretionary item for building owners. Re-roofing demand remained healthy with stable contractor backlogs offsetting weaker new construction and temporary fluctuations in order patterns driven by the changes in our distribution channel. CCM’s ability to capitalize on the favorable fundamentals supporting long-term commercial re-roofing growth, including an aging building stock and a growing footprint, are reinforced by our scale in the U.S.—arguably the best global construction market, our drive to deliver meaningful innovation to the market, and our superior Carlisle Experience. We believe the temporary changes seen in the distribution channel in 2025 will ultimately be resolved and result in a return to a more stable and improved situation.
At CWT, the well understood and ongoing end market headwinds continued to affect results in the third quarter, particularly in residential new construction, where affordability challenges and higher interest rates continue to negatively impact demand. Our progress on strategic initiatives is gaining traction and positioning the business for steady margin expansion as we move forward and closer to a return to an improved housing market. Synergies from our recent acquisitions are tracking ahead of plan, and share gain initiatives in retail category expansion with UltraTouch® denim insulation and advanced waterproofing technologies are creating multiple paths to sales growth and margin improvement.
Innovation is a critical pillar of our Vision 2030 strategy and has always been a leading differentiator for Carlisle. Our focus on innovation has delivered key new products in 2025. We are seeing strong market adoption of recently launched products such as RapidLock™, SeamShield™, APEEL™, VP Tech™, and UltraTouch®, all of which address the mega trends around energy efficiency and labor-saving solutions. We are continuing to drive increased R&D investment, including expanding our Research and Innovation Center in Carlisle, PA, to accelerate product introductions and sustain above-market growth.
We remain committed to disciplined capital deployment and strong cash flow generation. During the quarter, we repurchased 0.8 million shares for $300 million and raised our dividend by 10%, marking Carlisle’s 49th consecutive annual increase. Our ability to consistently generate cash from operations provides meaningful capacity to reinvest in innovation, pursue strategic acquisitions, and return capital to shareholders.
Our commercial re-roofing leadership, prudent operational enhancements, strategic growth avenues and consistent execution under Vision 2030 give us confidence even in times of prolonged economic uncertainty. We are not waiting for a recovery. We are building the next phase of growth, focused on innovation, operational excellence, and long-term value creation as we progress toward our Vision 2030 objectives.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2025	2024	2025	2024
Revenues	$1,346.9	$1,333.6	$3,892.2	$3,880.7
Operating income	$293.9	$316.4	$812.5	$919.1
Operating margin	21.8%	23.7%	20.9%	23.7%
Adjusted EBITDA(1)	$348.7	$367.9	$976.4	$1,051.0
Adjusted EBITDA margin(1)	25.9%	27.6%	25.1%	27.1%
Income from continuing operations	$213.5	$246.6	$609.1	$702.7
Diluted earnings per share from continuing operations	$4.97	$5.30	$13.94	$14.74
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended September 30	$1,346.9	$1,333.6	$13.3	1.0%	(2.1)%	2.9%	0.2%
Nine months ended September 30	$3,892.2	$3,880.7	$11.5	0.3%	(3.1)%	3.3%	0.1%
Revenues increased in the third quarter of 2025, primarily reflecting higher sales in our residential construction end-market of $7.8 million, driven by recent acquisitions. Sales in our non-residential construction end-market were flat, as increases from recent acquisitions and re-roofing activity were offset by decreases in new construction activity.
Revenues increased in the first nine months of 2025, primarily reflecting higher sales in our non-residential construction end-market of $25.5 million, driven by recent acquisitions, partially offset by lower sales in our residential construction end-market of $12.1 million, primarily resulting from lower new construction activity.
Gross Profit

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Gross profit	$485.2	$514.4	$(29.2)	(5.7)%	$1,412.0	$1,482.2	$(70.2)	(4.7)%
Gross margin	36.0%	38.6%			36.3%	38.2%
Gross margin decreased in the third quarter and the first nine months of 2025, primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Selling and administrative expenses	$177.9	$191.8	$(13.9)	(7.2)%	$568.8	$547.9	$20.9	3.8%
As a percentage of revenues	13.2%	14.4%			14.6%	14.1%

Selling and administrative expenses decreased in the third quarter of 2025, primarily resulting from lower wage and benefit expenses of $9.0 million due to lower discretionary compensation and lower acquisition-related costs and professional fees of $5.6 million. These decreases were partially offset by the increase in expenses attributable to the recent acquisitions of PFB Holdco, Inc. ("PFB"), selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), and selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), including $2.6 million of additional wages and benefits and $2.7 million of additional amortization expense.
Selling and administrative expenses increased in the first nine months of 2025, primarily due to the recent acquisitions of MTL Holdings LLC ("MTL"), PFB, ThermaFoam, and Bonded Logic, which added $12.9 million of wage and benefit expense, $13.3 million of amortization expense, and $5.0 million of acquisition-related costs. These increases were partially offset by lower wage and benefit expenses of $6.3 million at our legacy businesses driven by lower discretionary compensation.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Research and development expenses	$12.4	$8.1	$4.3	53.1%	$34.2	$26.6	$7.6	28.6%
As a percentage of revenues	0.9%	0.6%			0.9%	0.7%
Research and development expenses increased in the third quarter and the first nine months of 2025, primarily due to higher new product development expenses. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.
Interest Expense

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest expense	$21.3	$18.6	$2.7	14.5%	$50.8	$56.0	$(5.2)	(9.3)%
Interest expense increased in the third quarter of 2025, primarily due to higher long-term debt balances associated with the 5.25% notes due September 15, 2035 (the "2035 Notes") and the 5.55% notes due September 15, 2040 (the "2040 Notes") that were issued on August 20, 2025. Refer to Note 10 for further information on our long-term debt.
Interest expense decreased in the first nine months of 2025, primarily due to lower long-term debt balances associated with the redemption of $400.0 million of 3.50% notes in December 2024, partially offset by the issuance of the 2035 Notes and 2040 Notes.
Interest Income

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest income	$(6.8)	$(22.6)	$15.8	(69.9)%	$(14.6)	$(44.3)	$29.7	(67.0)%
Interest income decreased during the third quarter and the first nine months of 2025, primarily due to a lower invested cash balance and lower yields compared to 2024.
Income Taxes

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Provision for income taxes	$64.3	$74.9	$(10.6)	(14.2)%	$167.3	$206.2	$(38.9)	(18.9)%
Effective tax rate	23.1%	23.3%			21.5%	22.7%
The provision for income taxes on continuing operations decreased during the third quarter and the first nine months of 2025, primarily due to lower pre-tax income. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.1% and a tax benefit of $12.1 million from discrete activity primarily related to excess tax benefits from stock compensation and reduced prior year tax liabilities.

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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$1,000.8	$998.2	$2.6	0.3%	—%	—%	0.3%
Operating income	$280.3	$303.0	$(22.7)	(7.5)%
Operating margin	28.0%	30.4%
Adjusted EBITDA(1)	$302.6	$327.6	$(25.0)	(7.6)%
Adjusted EBITDA margin(1)	30.2%	32.8%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$2,894.9	$2,870.7	$24.2	0.8%	(0.6)%	1.3%	0.1%
Operating income	$798.9	$861.0	$(62.1)	(7.2)%
Operating margin	27.6%	30.0%
Adjusted EBITDA(1)	$865.4	$918.6	$(53.2)	(5.8)%
Adjusted EBITDA margin(1)	29.9%	32.0%
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
CCM's revenue was essentially flat in the third quarter of 2025 as re-roofing activity offset lower new construction activity. CCM's revenue increase in the first nine months of 2025 was primarily driven by the acquisition of MTL.
CCM's operating margin and adjusted EBITDA margin decreased in the third quarter, driven by materials inflation of $12.6 million, higher operating costs of $13.3 million, primarily to enhance the Carlisle Experience, and increased research and development expenses of $3.3 million. Margins for the first nine months of 2025 decreased primarily due to higher operating costs of $35.8 million, primarily to enhance the Carlisle Experience, and increased research and development expenses of $5.1 million.
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

(in millions)	Three Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$346.1	$335.4	$10.7	3.2%	(8.4)%	11.6%	—%
Operating income	$29.6	$46.8	$(17.2)	(36.8)%
Operating margin	8.6%	14.0%
Adjusted EBITDA(1)	$60.2	$69.3	$(9.1)	(13.1)%
Adjusted EBITDA margin(1)	17.4%	20.7%

(in millions, except percentages)	Nine Months Ended September 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2025	2024	Change	%
Revenues	$997.3	$1,010.0	$(12.7)	(1.3)%	(10.0)%	8.8%	(0.1)%
Operating income	$88.3	$148.2	$(59.9)	(40.4)%
Operating margin	8.9%	14.7%
Adjusted EBITDA(1)	$177.1	$215.4	$(38.3)	(17.8)%
Adjusted EBITDA margin(1)	17.8%	21.3%
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
CWT’s revenue increase in the third quarter of 2025 was primarily driven by the acquisitions of PFB, ThermaFoam, and Bonded Logic, which more than offset the impact of lower sales volumes due to continued market softness. CWT’s revenue decrease in the first nine months of 2025 was primarily the result of lower sales volumes due to continued softness in new construction activity, partially offset by the acquisitions of PFB, ThermaFoam, and Bonded Logic.
CWT’s operating margin and adjusted EBITDA margin decreased in the third quarter and the first nine months of 2025, primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.
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

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$715.8	$659.7
Net cash (used in) provided by investing activities	(199.4)	1,508.9
Net cash used in financing activities	(165.4)	(1,242.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.5	(0.6)
Change in cash and cash equivalents	$351.5	$925.1
Operating Activities
Cash provided by operating activities for the first nine months of 2025 of $715.8 million increased by $56.1 million compared to the first nine months of 2024, primarily due to lower working capital uses of $100.1 million, partially offset by lower income from continuing operations, excluding non-cash reconciling items, of $60.4 million.
Inventory has remained steady throughout the first nine months of 2025, resulting in a $103.6 million decrease in working capital uses compared to the first nine months of 2024, which experienced higher investment in inventory due to the end of destocking from 2023 followed by increased construction activity. Additionally, our working capital used in other current liabilities in the first nine months of 2025 decreased by $64.3 million compared to the first nine months of 2024, primarily due to the timing of tax expenses and payments. These reductions in working capital uses were partially offset by an additional $27.5 million in working capital used in accounts receivable due to timing of sales and an additional $37.4 million used in accounts payable due to timing of expenses and payments when comparing the first nine months of 2025 to the first nine months of 2024.
Investing Activities
Cash used in investing activities of $199.4 million for the first nine months of 2025 primarily reflected the purchases of ThermaFoam for $52.9 million and Bonded Logic for $57.7 million, and capital expenditures of $91.3 million. Cash provided by investing activities of $1,508.9 million for the first nine months of 2024 primarily reflected proceeds from the sale of Carlisle Interconnect Technologies, net of cash disposed, of $1,998.0 million, partially offset by the purchase of MTL for $414.3 million, net of cash acquired, and capital expenditures of $76.7 million.
Financing Activities
Cash used in financing activities of $165.4 million in the first nine months of 2025 primarily reflected share repurchases of $1,000.0 million and cash dividend payments of $135.3 million, offset by proceeds from the issuance of the 5.55% Notes due 2040 and 5.25% Notes due 2035 of $987.8 million. Cash used in financing activities of $1,242.9 million in the first nine months of 2024 primarily reflected share repurchases of $1,166.1 million and cash dividend payments of $127.4 million, partially offset by net proceeds of $55.4 million from the exercising of stock options.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	2025	2024
Net income (GAAP)	$214.2	$244.3	$613.3	$1,149.0
Less: Income from discontinued operations	0.7	(2.3)	4.2	446.3
Income from continuing operations (GAAP)	213.5	246.6	609.1	702.7
Provision for income taxes	64.3	74.9	167.3	206.2
Interest expense	21.3	18.6	50.8	56.0
Interest income	(6.8)	(22.6)	(14.6)	(44.3)
EBIT	292.3	317.5	812.6	920.6
Plus (gains) / losses and costs from:
Acquisitions	0.6	2.7	9.9	4.8
Dispositions	—	(0.3)	(0.1)	(0.6)
Restructuring	2.8	1.9	4.4	2.7
Casualty losses and insurance recoveries	—	—	—	(5.0)
Legal settlements	1.1	1.5	1.6	1.9
Pension settlements	2.1	—	1.5	—
Total non-comparable items	6.6	5.8	17.3	3.8
Adjusted EBIT	298.9	323.3	829.9	924.4
Depreciation	19.2	17.5	55.3	51.7
Amortization	30.6	27.1	91.2	74.9
Adjusted EBITDA	$348.7	$367.9	$976.4	$1,051.0
Divided by:
Total revenues	$1,346.9	$1,333.6	$3,892.2	$3,880.7
Adjusted EBITDA margin	25.9%	27.6%	25.1%	27.1%

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$280.3	$29.6	$(16.0)	$303.0	$46.8	$(33.4)
Non-operating expense (income), net	0.5	0.1	1.0	(0.5)	0.3	(0.9)
EBIT	279.8	29.5	(17.0)	303.5	46.5	(32.5)
Plus (gains) / losses and costs from:
Acquisitions	—	0.7	(0.1)	0.1	—	2.6
Dispositions	0.1	(0.1)	—	(0.1)	(0.2)	—
Restructuring	0.1	2.7	—	1.3	0.6	—
Legal settlements	—	1.1	—	1.0	0.5	—
Pension settlements	—	—	2.1	—	—	—
Total non-comparable items	0.2	4.4	2.0	2.3	0.9	2.6
Adjusted EBIT	280.0	33.9	(15.0)	305.8	47.4	(29.9)
Depreciation	13.4	5.4	0.4	13.0	4.1	0.4
Amortization	9.2	20.9	0.5	8.8	17.8	0.5
Adjusted EBITDA	$302.6	$60.2	$(14.1)	$327.6	$69.3	$(29.0)
Divided by:
Total revenues	$1,000.8	$346.1	$—	$998.2	$335.4	$—
Adjusted EBITDA margin	30.2%	17.4%	NM	32.8%	20.7%	NM

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$798.9	$88.3	$(74.7)	$861.0	$148.2	$(90.1)
Non-operating expense (income), net	—	0.3	(0.4)	—	—	(1.5)
EBIT	798.9	88.0	(74.3)	861.0	148.2	(88.6)
Plus (gains) / losses and costs from:
Acquisitions	—	6.0	3.9	1.9	—	2.9
Dispositions	—	(0.2)	0.1	(0.2)	(0.4)	—
Restructuring	0.1	4.3	—	1.6	1.1	—
Casualty losses and insurance recoveries	—	—	—	(5.0)	—	—
Legal settlements	—	1.6	—	1.0	0.9	—
Pension settlements	—	—	1.5	—	—	—
Total non-comparable items	0.1	11.7	5.5	(0.7)	1.6	2.9
Adjusted EBIT	799.0	99.7	(68.8)	860.3	149.8	(85.7)
Depreciation	39.0	15.1	1.2	38.1	12.4	1.2
Amortization	27.4	62.3	1.5	20.2	53.2	1.5
Adjusted EBITDA	$865.4	$177.1	$(66.1)	$918.6	$215.4	$(83.0)
Divided by:
Total revenues	$2,894.9	$997.3	$—	$2,870.7	$1,010.0	$—
Adjusted EBITDA margin	29.9%	17.8%	NM	32.0%	21.3%	NM
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will," "plans," "intends," "forecast," and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ materially from current expectations expressed in these forward-looking statements, due to a variety of factors such as: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; our mix of products/services; increases in raw material costs that cannot be recovered in product pricing; domestic and foreign governmental and public policy changes including environmental and industry regulations; the ability of our customers to maintain appropriate labor levels under U.S. immigration laws, policies and practices; the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments; threats associated with and efforts to combat terrorism; protection and validity of patent and other intellectual property rights; the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions; our successful completion of strategic dispositions; the cyclical nature of our businesses; the impact of information technology, cybersecurity, artificial intelligence or data security breaches at our businesses or third parties; the outcome of pending and future litigation and governmental proceedings; the emergence or continuation of widespread health emergencies; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission from time to time. In addition, such statements could be affected by general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation, interest rate and currency exchange rate fluctuations, and tariffs. Further, any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East, may adversely affect general market conditions and our future performance. Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time, and it is not possible for management to predict all of those factors, nor can it assess the impact of each of those factors on the business.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2025. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report on Form 10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of September 30, 2025, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal control over financial reporting. During the third quarter of 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 11.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2025:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July	—	$—	—	1.5
August	0.3	386.05	0.3	1.2
September	0.5	360.45	0.5	8.2
Total	0.8		0.8
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2025, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On September 3, 2025, the Company's Board of Directors approved the repurchase of an additional 7.5 million shares under the Company's share repurchase program. The share repurchase program has no expiration date, does not obligate the Company to purchase any specified amount of shares and remains subject to the discretion of the Board of Directors.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	Date Filed
4.1	Form of 5.250% Notes due 2035.		8-K	8/20/2025
4.2	Form of 5.550% Notes due 2040.		8-K	8/20/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation.	X
101.LAB	Inline XBRL Taxonomy Extension Labels.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation.	X
101.DEF	Inline XBRL Taxonomy Extension Definition.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLISLE COMPANIES INCORPORATED

Date:	October 30, 2025	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer