Form 10-K
period 2025-12-31
CARLISLE COMPANIES INC
filed 2026-02-13
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ____.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $15.8 billion based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2025.
As of February 6, 2026, 40,883,868 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2026, are incorporated by reference in Part III.

PART I
Item 1.  Business.
Overview
Carlisle Companies Incorporated (“Carlisle,” the “Company,” “we,” “us” or “our”) is a leading supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through our building products businesses, Carlisle Construction Materials and Carlisle Weatherproofing Technologies, and family of leading brands, Carlisle delivers innovative, labor reducing and environmentally responsible products and solutions to customers through the Carlisle Experience.
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
Business Strategy
We strive to be a leading manufacturer and supplier of innovative building envelope products and solutions that make buildings more energy-efficient in the markets we serve. Vision 2030, our strategic plan, builds on Carlisle’s track record of success and our pivot to a pure play building products portfolio, leveraging mega trends around energy-efficiency, labor-savings, and the re-roofing cycle, to generate above market growth driven by innovation, the Carlisle Experience, and the Carlisle Operating System ("COS").
The key pillars of Vision 2030 are well-ingrained throughout the Company and guide our value-creating strategy. They include (1) driving above market organic revenue growth through continued investment in innovation, (2) maintaining best-in-class production, service, and delivery capabilities to provide the Carlisle Experience to our customers, (3) using COS, an operating structure and strategy deployment system based on lean enterprise and six sigma principles, to consistently drive efficiencies and operating leverage, (4) building scale with synergistic acquisitions, (5) continuing to invest in and develop exceptional talent, and (6) maintaining a balanced, returns-focused approach to capital deployment which includes returning excess capital to stockholders.
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
As demand accelerates for energy-efficient solutions for the sustainable buildings of the future, we will continue to emphasize the development of energy-efficient products, systems, and solutions for the roof and throughout the building envelope that reduce carbon emissions from the built environment which is estimated to contribute as much as 30% of annual greenhouse gas ("GHG") emissions.
We intend to continue to seek synergistic acquisitions that will enhance our ability to service our customers with a broader set of energy-efficient solutions. Refer to Note 3 for further discussion of acquisitions made during the past three years.
We believe our proactive approach to continuous improvement initiatives and focus on delivering the Carlisle Experience to our customers enables us to maintain resilient margins. We remain focused on continuing our value-creating journey with the proven foundational pillars of Vision 2030 ingrained in our Carlisle culture of continuous improvement and returns-focused capital deployment.

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
Market Factors
CCM serves a large and diverse customer base; however, in 2025 CCM's two largest customers represented 33% of the Company’s consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company's consolidated revenues and operating income. Both of these customers' business is covered under a number of independent local agreements.
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
Carlisle Weatherproofing Technologies (“CWT”)
Products, Markets and Locations
CWT is a leading provider of high-performance waterproofing and moisture protection products, protective roofing underlayments, integrated air and vapor barriers, spray polyurethane foam and coating systems, and block-molded expanded polystyrene insulation and other insulation products for the building envelope. CWT offers an enhanced set of solutions and systems to aid in the design of efficient building envelope construction projects, backed by industry-leading product innovations and a focus on environmentally responsible principles.
CWT operates manufacturing facilities and distribution locations throughout the United States and Canada, its primary markets. The majority of CWT’s products are sold through distribution and retail outlets throughout North America.
Key Raw Materials
Key raw materials for this segment include MDI, silicone polymer, asphalt, glass mat, styrene and expanded polystyrene insulation bead. These raw materials generally have at least two vendor sources. The vendor typically has multiple processing facilities for key raw materials that are single sourced.
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
Sustainability
Carlisle’s sustainability history is fundamental to our culture. Our journey began in the early 1900s when we recycled rubber from our first inner tube production line, and now, over 100 years later, we consider sustainability a core attribute of the value we provide our customers. We believe our century-long legacy of responsible stewardship will help enable us to meet our net-zero GHG emission goal through the three pillars of our sustainability strategy: producing energy-efficient products, reducing our operational and value-chain emissions, and diverting construction material waste from landfills.
Innovation is a fundamental practice at Carlisle, and we believe that it is integral to our ability to achieve both our economic and sustainability goals aligned through Vision 2030. The growing demand for energy and labor-saving efficiencies, as well as increased preference for full building envelope solutions creates opportunities for Carlisle to provide new, innovative solutions that create value for both our customers and the environment. In recognition of these trends, we have committed to increasing our investment in research and development as part of our Vision 2030 strategy.
Our environmental sustainability initiatives and strategy are discussed further in our 2024 Corporate Sustainability Report, which can be found on our website at www.carlisle.com; this report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Human Capital Resources
As of December 31, 2025, we employed approximately 5,900 people, including approximately 4,800 employees in our U.S operations and excluding approximately 300 contractors. Approximately 500 of our employees, including international locations, were represented by unions under contracts that expire at varying times in the future. We believe we maintain good relations with all employees and their unions.
We believe that the attraction, development, and retention of talent are critical to our ability to achieve our strategy, and a trained, diverse, and inspired workforce is integral to delivering value to our stakeholders. Our recruiting process is designed to reach a broad and diverse pool of candidates through specialized outreach and partnerships. We collaborate with universities in the U.S. and internationally to attract talent across key functions such as management, sales, finance, and information technology. Each business segment also works with local high schools and trade schools to promote manufacturing careers and build future workforce pipelines.
We maintain a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Additionally, Carlisle offers several training programs to current employees intended to recognize and develop the careers of employees across all levels. Health and safety remain a core commitment, and we maintain programs designed to support a safe and productive work environment.
See our website at www.carlisle.com, for further discussion of our employee benefits and talent development programs. Information on, or that can be accessed through, our website is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors.
The Company’s business, financial condition, results of operations or cash flows can be affected by a number of factors, including those material factors set forth below, those set forth in our “Forward Looking Statements” disclosure in Item 7 and those set forth elsewhere in this Annual Report on Form 10-K, any one of which could cause the Company’s actual results to vary materially from recent results or from anticipated future results and make an investment in the Company speculative or risky.
Strategic, Business and Operational Risks
The Company’s growth strategy is partially dependent on the acquisition and successful integration of other businesses.
A key pillar of the Company’s Vision 2030 strategic plan is building scale with synergistic acquisitions. When companies become available for purchase, the process is often highly competitive, which tends to result in relatively high valuations for the target company. There can be no assurance that the Company will be able to continue to identify, negotiate and finance suitable acquisitions at values the Company considers reasonable.
Acquisitions involve numerous risks, including the failure to realize expected revenue growth and/or operating and cost synergies from integration initiatives, an increased dependency on the markets served, the diversion of management’s attention from its existing operations or increased debt to finance the acquisitions. The successful realization of revenue growth, cost reductions and synergies and increases in profitability overall are dependent upon successful integration initiatives. If these integration initiatives are not fully realized, there may be a negative effect on the Company’s business, financial condition, results of operations or cash flows, including goodwill and/or intangible asset impairments, which may be material.
The loss of, a significant decline in business with, or pricing pressure from, one or more of the Company’s key customers could adversely affect the Company’s business, financial condition, results of operations or cash flows.
The Company's CCM segment operates in several niche markets in which a large portion of the segment’s revenues are attributable to a few large customers. These markets have experienced recent consolidation among distributors of roofing materials and complementary building products. A significant reduction in purchases by one or more of these customers could have an adverse effect on the business, financial condition, results of operations or cash flows of one or more of the Company’s segments.
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
The Company could be adversely affected by any significant damage to, or prolonged disruption of, our manufacturing facilities.
The Company has made substantial investments in manufacturing facilities, and many products are produced at a limited number of locations. These facilities could be materially damaged or operations at these facilities could be materially disrupted by natural disasters, such as floods, tornados, hurricanes, fires and earthquakes, as well as governmental or administrative actions, regulatory issues, civil unrest, industrial accidents, unavailability or excessively high cost of raw materials, mechanical equipment failure, human error, cybersecurity breaches, widespread health emergencies, theft, sabotage or other reasons. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, results of operations or cash flows.
The development and introduction of new products, or the failure to do so, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
A key pillar of the Company’s Vision 2030 strategic plan is driving growth through continued investment in new product innovation. Our likelihood of success in investing in new products must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early phases of new product development, including the difficulties involved in obtaining permits and regulatory approvals, planning and constructing new manufacturing facilities, and establishing, maintaining or expanding customer relationships. While we strive to introduce new products, our efforts to develop and market new products may be unsuccessful or unprofitable, which could adversely affect our business, financial condition, results of operations or cash flows.
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
Uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. Among the economic factors which may affect performance are: manufacturing activity, commercial and residential construction, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates, tariffs and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s customers, distributors and suppliers, and therefore, the Company’s results of operations, margins and orders. The Company cannot predict if, when or how much worldwide economic conditions will fluctuate. These conditions are highly unpredictable and beyond the Company's control. If these conditions deteriorate, however, the Company’s business, financial condition, results of operations or cash flows could be adversely affected.
The Company has significant concentrations in the construction market.
Most of the Company’s revenues and operating income are generated from the construction market. Construction spending is affected by economic conditions, changes in interest rates, inflationary pressures, demographic and population shifts, new housing starts, impacts on labor availability from U.S. immigration laws, policies and practices and changes in construction spending by federal, state and local governments. A decline in the construction market, particularly in construction repair and replacement activities, could adversely affect the Company’s business, financial condition, results of operations or cash flows. Additionally, adverse weather conditions such as heavy or sustained rainfall, cold weather and snow can limit construction activity and reduce demand for roofing materials.
The CCM and CWT segments compete through pricing, among other factors. Competition in these segments may increase pricing pressure on the Company, which may negatively affect operating results in future periods.
Raw material costs are a significant component of the Company’s cost structure and are subject to volatility, including cost increases, significant disruptions to the Company's supply chains or significant shortages of materials.
The Company utilizes petroleum-based products, chemicals, resins and other commodities in its manufacturing processes. Raw materials, including inbound freight, accounted for approximately 66% of the Company’s cost of goods sold in 2025. Significant increases in the costs of these materials may not be recovered through selling price increases and significant disruption to the Company's supply chains or significant shortages of materials could adversely affect the Company’s business, financial condition, results of operations or cash flows. The Company also relies on global sources of raw materials, which could be adversely impacted by unfavorable shipping or trade arrangements, including import and export tariffs and global economic conditions.
Environmental, Regulatory and Legal Risks
The Company's operations are subject to risks related to environmental laws and regulations.
We are subject to stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment of, and compliance with, environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material, and the Company did not have any significant accruals related to potential future costs of environmental remediation as of December 31, 2025 and 2024, nor are any material asset retirement obligations recorded as of those dates. However, the nature of the Company’s operations and its long history of industrial activities at certain of its current or former facilities, as well as those acquired, could potentially result in material environmental liabilities or asset retirement obligations.
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
The Company could face product liability claims, and we may not have sufficient insurance to cover those claims.
Our building products are used in a wide variety of commercial, residential and industrial applications. We face an inherent risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or their property. If product liability lawsuits against us are successful, it could have an adverse impact on our financial condition and results of operations. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could harm our reputation and cause our sales to decline. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our business, financial condition and results of operations.
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
The Audit Committee of the Company’s Board of Directors oversees the assessment and management of the Company’s major financial risk exposures, including cybersecurity risk, and reviews the steps management has taken to monitor, control and mitigate such exposures. No less than annually, the Senior Director of Information Security and Data Privacy attends an Audit Committee meeting and presents for review and discussion the Company’s processes to assess, identify, manage and mitigate material cybersecurity risks. The Audit Committee subsequently reports on the presentation to the full Board of Directors.
The Company’s cybersecurity processes are managed by a dedicated department led by the Senior Director of Information Security and Data Privacy. The Director of Information Security has 12 years of cybersecurity work experience and carries a number of cybersecurity and security-related certifications. The dedicated department is responsible for developing and implementing the strategies, policies and procedures to manage and mitigate cybersecurity risks. The dedicated department utilizes documented incident response procedures to become informed of and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The dedicated department is comprised of an 11 person staff who carry myriad cybersecurity, privacy, and other security-related certifications. The Company’s internal audit department also provides support to the Company’s cybersecurity processes.
Item 2.  Properties.
The number, location and size of the Company’s principal properties as of December 31, 2025, by segment follows:

	Number of Facilities			Square Footage (in millions)
	North America	Europe	Total	Owned	Leased
Carlisle Construction Materials	31	8	39	4.5	1.5
Carlisle Weatherproofing Technologies	51	1	52	1.8	2.0
Total	82	9	91	6.3	3.5
The Company considers its principal properties, as well as the related machinery and equipment, to be generally well maintained, and suitable and adequate for its intended purposes.
Item 3.  Legal Proceedings.
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 15 and is incorporated into this Part I, Item 3 by reference.
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Performance Graph
The table below shows how a $100 investment in Carlisle has grown over the five-year period ending December 31, 2025, as compared to a $100 investment in the S&P MidCap 400® Index and S&P 500® Index. The graph and corresponding chart assume the investment of $100 in our common stock and each of the indices as of December 31, 2020, and the reinvestment of all dividends.

	Carlisle	S&P MidCap 400	S&P 500
2020	$100.00	$100.00	$100.00
2021	160.64	124.76	128.71
2022	154.09	108.47	105.40
2023	206.88	126.29	133.10
2024	246.48	143.89	166.40
2025	216.26	154.68	196.16
The graph below shows a five-year comparison of cumulative returns for a $100 investment in the Company as compared to the S&P MidCap 400® Index and S&P 500® Index.
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol "CSL." As of December 31, 2025, there were 1,022 stockholders of record. The number of beneficial holders is substantially greater than the number of record holders because a significant portion of our common stock is held of record in broker “street names.”
Dividends
We intend to pay dividends to our stockholders and have increased our dividend rate annually for the past 49 years. On January 28, 2026, the Board declared a regular quarterly dividend of $1.10 per share, payable on March 2, 2026, to stockholders of record at the close of business on February 17, 2026. Future dividends remain subject to the discretion of the Board.

Issuer Purchases of Equity Securities
The Company’s purchases of its common stock during each of the three months ended December 31, 2025, follows:

(in millions, except per share amounts)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October	0.3	$330.11	0.3	7.9
November	0.3	311.67	0.3	7.6
December	0.3	327.07	0.3	7.3
Total	0.9		0.9
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended December 31, 2025, there were no shares reacquired in transactions outside of the share repurchase program.
(2)Represents the remaining total number of shares that can be repurchased under the Company’s share repurchase program. On September 3, 2025, the Company's Board of Directors approved the repurchase of an additional 7.5 million shares under the Company's share repurchase program. The share repurchase program has no expiration date and does not obligate the Company to purchase any specified amount of shares. Purchases may occur from time to time over an indefinite period of time in the open market, in privately negotiated transactions and through block trades, and no maximum purchase price has been set. The decision to repurchase shares depends on price, availability and other corporate developments and is subject to the discretion of the Board of Directors.
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Carlisle Companies Incorporated (“Carlisle,” the “Company,” “we,” “us” or “our”) is a leading supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through our building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, we deliver innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience. Carlisle is committed to generating superior stockholder returns and maintaining a balanced capital deployment approach, including investments in our businesses, strategic acquisitions, share repurchases and continued dividend increases.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of Company management. All references to “Notes” refer to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding our consolidated results, segment results, and liquidity and capital resources for the year ended December 31, 2024, as compared to the year ended December 31, 2023, refer to "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K (the "2024 Annual Report on Form 10-K").
Executive Overview
Throughout 2025, despite continued headwinds in new construction and a complex economic environment, we continued to execute against our Vision 2030 strategy, and we remain very confident in our ability to achieve our Vision 2030 financial objectives. Over the course of the year, we made progress on all our key pillars of Vision 2030. We increased investments in innovation to develop new market-leading products. We enhanced our emphasis on the Carlisle Operating System ("COS") and expanded automation in our factories to drive operational excellence. We added significant management talent and further elevated the Carlisle Experience to strengthen customer loyalty and service. And above all else, we continued to deliver on our commitment to being superior capital allocators.
Carlisle’s performance during 2025 adds to our history of resilience through the economic cycles and challenges we have faced over the years, such as the Covid pandemic. We delivered another solid year of cash flow, generating over $1 billion of operating cash flow, which continued to provide balance sheet optionality. As the M&A environment in 2025 was challenging, we turned a significant portion of that cash flow to share repurchases, as we continued to see this as a solid opportunity for capital deployment.
At CCM, solid re-roofing demand, which represents approximately 70% of our commercial roofing business, continued to help stabilize our business as new construction markets work through the bottom of the cycle. At CWT, our recent acquisitions and operational initiatives contributed to revenue growth, and we are well-positioned to capitalize on the growing need for energy-efficient weatherproofing solutions.
North America is the most attractive building-products market globally, supported by strong, long-term fundamentals including the demand for energy-efficient solutions, the need to improve labor productivity, and the recurring maintenance requirements of an aging non-residential building stock—over 70% of which is more than 25 years old. Buildings are a critical and indispensable component of the physical economy. They must be built, maintained, and continuously improved. This structural reality reinforces the durability and necessity of our end markets.
Carlisle’s imperative business continues to benefit from a strong re-roofing market, and we continued to benefit from our position as a North American leader in the world’s largest building-products market. Carlisle’s leadership position in this essential market, highly responsive cost structure combined with the discipline of COS and our proven capital allocation framework, continues to translate into superior and sustainable margin performance.
While we expect the current challenging market conditions to continue into the first half of 2026, our solid financial position, robust cash flow, and ongoing commitment to operational excellence enable us to continue generating strong returns, pursue value-enhancing acquisitions, and deliver shareholder value.

Summary Financial Results

(in millions, except per share amounts and percentages)	2025	2024
Revenues	$5,019.9	$5,003.6
Operating income	$1,002.5	$1,143.1
Operating margin	20.0%	22.8%
Income from continuing operations	$742.5	$865.1
Diluted earnings per share from continuing operations	$17.16	$18.34

Adjusted EBITDA(1)	$1,225.4	$1,332.7
Adjusted EBITDA margin(1)	24.4%	26.6%
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
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$5,019.9	$5,003.6	$16.3	0.3%	(2.9)%	3.2%	—%
The increase in revenues in 2025 primarily reflects higher sales in our non-residential construction end-market of $30.2 million, driven by recent acquisitions, partially offset by lower sales in our residential construction end-market of $14.0 million due to decreased new construction activity.
Gross Profit

(in millions, except percentages)	2025	2024	Change	%
Gross profit	$1,792.6	$1,887.7	$(95.1)	(5.0)%
Gross margin	35.7%	37.7%
Gross margin decreased in 2025, primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.
Selling and Administrative Expenses

(in millions, except percentages)	2025	2024	Change	%
Selling and administrative expenses	$745.4	$722.8	$22.6	3.1%
As a percentage of revenues	14.8%	14.4%
Selling and administrative expenses increased in 2025, primarily due to the recent acquisitions of MTL Holdings LLC ("MTL"), PFB Holdco, Inc. ("PFB"), selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), and selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"). These acquisitions resulted in an increase of $16.1 million in wage and benefit expense and $15.8 million of amortization expense, which were partially offset by lower wage and benefit expenses of $11.8 million at our legacy businesses, driven by reduced discretionary compensation.
Research and Development Expenses

(in millions, except percentages)	2025	2024	Change	%
Research and development expenses	$47.1	$35.4	$11.7	33.1%
As a percentage of revenues	0.9%	0.7%
Research and development expenses were higher in 2025 primarily due to increased new product development activities. This increase is consistent with a key pillar of Vision 2030, which focuses on driving innovation through continued investment in the development of new products and solutions that deliver value through advancements in sustainability and energy and labor efficiencies.

Interest Expense

(in millions, except percentages)	2025	2024	Change	%
Interest expense	$78.5	$73.3	$5.2	7.1%
Interest expense increased during 2025, primarily due to higher long-term debt balances associated with the 5.25% notes due September 15, 2035 (the "2035 Notes") and the 5.55% notes due September 15, 2040 (the "2040 Notes"), which were issued on August 20, 2025, partially offset by the redemption of $400.0 million of 3.50% notes in December 2024. Refer to Note 13 for further information on our long-term debt.
Interest Income

(in millions, except percentages)	2025	2024	Change	%
Interest income	$(25.9)	$(60.3)	$34.4	(57.0)%
Interest income decreased during 2025, primarily due to a lower invested cash balance and lower yields compared to 2024.
Income Taxes

(in millions, except percentages)	2025	2024	Change	%
Provision for income taxes	$206.3	$245.8	$(39.5)	(16.1)%
Effective tax rate	21.7%	22.1%
The provision for income taxes on continuing operations decreased in 2025, primarily reflecting lower pre-tax income which equated to lower taxes of $39.5 million.
Refer to Note 8 for further information related to income taxes.
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

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$3,721.7	$3,704.3	$17.4	0.5%	(0.7)%	1.0%	0.2%
Operating income	$997.2	$1,084.3	$(87.1)	(8.0)%
Operating margin	26.8%	29.3%
Adjusted EBITDA(1)	$1,087.0	$1,163.8
Adjusted EBITDA margin(1)	29.2%	31.4%
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
CCM’s revenue increased in 2025 primarily driven by strong re-roofing activity aided by the MTL acquisition partially offset by lower new construction activity.

CCM's operating margin and adjusted EBITDA for 2025 decreased primarily due to higher operating costs of $56.3 million, primarily to enhance the Carlisle Experience, and increased research and development expenses of $8.7 million.
Carlisle Weatherproofing Technologies
This segment produces building envelope solutions that drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation and other insulation products, engineered products for HVAC applications, and premium products for a variety of industrial and surfacing applications.

(in millions, except percentages)	2025	2024	Change	%	Organic	Acquisition	Exchange Rate
Revenues	$1,298.2	$1,299.3	$(1.1)	(0.1)%	(9.2)%	9.2%	(0.1)%
Operating income	$101.9	$173.6	$(71.7)	(41.3)%
Operating margin	7.8%	13.4%
Adjusted EBITDA(1)	$224.8	$268.3
Adjusted EBITDA margin(1)	17.3%	20.6%
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
CWT’s revenue decrease in 2025 was primarily the result of lower sales volumes due to continued softness in new construction activity, mostly offset by the acquisitions of PFB, ThermaFoam, and Bonded Logic.

CWT’s operating margin and adjusted EBITDA margin decrease in 2025 primarily reflected increased unit costs resulting from higher absorption of fixed costs on lower volumes.
Liquidity and Capital Resources
We believe that our current cash reserves, available credit facilities, including borrowings available under our $1.0 billion Fifth Amended and Restated Credit Agreement, and anticipated operating cash flows are adequate to meet our short-term projected business requirements for at least the next 12 months and our long-term financial requirements, including the repayment of outstanding principal balances on existing notes by their respective maturity dates.
Additional sources of liquidity may be obtained through access to the capital markets, subject to market conditions. The Company may consider such access for purposes that include the repayment of outstanding debt and the funding of acquisitions. For further details regarding long-term debt, refer to Note 13.
Management retains discretion over the allocation of available cash and may deploy resources toward capital expenditures, acquisitions, strategic investments, dividends, or share repurchases.

(in millions)	2025	2024
Net cash provided by operating activities	$1,101.8	$1,030.3
Net cash provided by (used in) investing activities	(240.4)	1,229.6
Net cash provided by (used in) financing activities	(503.7)	(2,110.2)
Effect of foreign currency exchange rate changes on cash	0.9	(1.7)
Change in cash and cash equivalents	$358.6	$148.0
Operating Activities
Net cash provided by operating activities in 2025 was $1.1 billion, an increase of $71.5 million compared to 2024, primarily due to lower working capital uses of $115.7 million, partially offset by lower income from continuing operations, excluding non-cash reconciling items, of $33.8 million.
Inventory has remained steady throughout 2025, resulting in a $136.9 million decrease in working capital uses compared to 2024, which experienced higher investment in inventory due to the end of destocking from 2023 followed by increased construction activity. Additionally, working capital used in other current liabilities decreased by $90.4 million in 2025 compared to 2024, primarily due to the timing of tax expenses and payments. These reductions in working capital uses were partially offset by an additional $73.0 million in working capital used in accounts receivable due to timing of sales and an additional $28.9 million used in accounts payable due to timing of expenses and payments when comparing 2025 to 2024.
Investing Activities
Net cash used in investing activities in 2025 was $240.4 million, primarily attributable to the acquisition of ThermaFoam for $53.7 million, the acquisition of Bonded Logic for $61.4 million, and capital expenditures of $131.2 million.

Net cash provided by investing activities in 2024 was $1.2 billion, primarily attributable to net cash proceeds of $2.0 billion from the sale of Carlisle Interconnect Technologies ("CIT"), partially offset by use of an aggregate of $676.9 million to fund the acquisitions of MTL and PFB and capital expenditures of $113.3 million.
Financing Activities
Net cash used in financing activities in 2025 was $503.7 million, primarily attributable to share repurchases of $1.3 billion and cash dividend payments of $181.1 million. These outflows were partially offset by proceeds totaling $987.8 million from the issuance of the 2035 Notes and 2040 Notes.
Net cash used in financing activities in 2024 was $2.1 billion, which primarily reflected share repurchases of $1.6 billion, the redemption of the 2024 Notes of $400.0 million and cash dividend payments of $172.4 million.
Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 1. In preparing the Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company’s management must make informed decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to business combinations, goodwill and indefinite-lived intangible assets, and income taxes on an ongoing basis. The Company bases its estimates on historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

Valuation Technique	Key Assumptions
Discounted future cash flows	•Estimated future revenues •EBITDA margins •Discount rates
Market multiple method	•Peer public company group •Financial performance of reporting units relative to peer public company group

We have determined that we have four reporting units and have allocated goodwill to those reporting units as follows:

(in millions)	December 31, 2025	December 31, 2024
Carlisle Construction Materials - Commercial Roofing	$848.9	$848.9
Carlisle Construction Materials - Architectural Metals	201.0	200.5
Carlisle Construction Materials - Europe	29.0	23.8
Carlisle Weatherproofing Technologies	460.0	404.8
Total	$1,538.9	$1,478.0
Annual Impairment Test
We test our goodwill for impairment annually as of November 1. For the November 1, 2025 impairment test, all reporting units were tested for impairment using a qualitative approach. Under this approach, an entity may assess qualitative factors as well as relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of our analysis indicated that it is not more likely than not that the fair value of the aforementioned reporting units were less than their carrying values and thus, a quantitative analysis was not performed.
We will continue to closely monitor actual results against expectations and assess whether any significant changes in current events or conditions alter our projections for estimated future cash flows, discount rates, and market multiples.
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
Annual Impairment Test
We test our indefinite-lived intangible assets for impairment annually as of November 1. For the November 1, 2025 impairment test, all indefinite-lived intangible assets, except for the Henry trade name related to ASP Henry Holdings, Inc., which we acquired in 2021, within the CWT reportable segment, were tested for impairment using the qualitative approach. The Henry trade name, with an aggregate carrying value of $219.0 million, was tested for impairment using the quantitative approach described above, resulting in a fair value that exceeded its carrying value by less than 10%.
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
We believe that it is more likely than not that the benefit from certain U.S. federal, state and foreign net operating loss, and credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $52.0 million on the deferred tax assets related to these carryforwards.
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

	December 31,
(in millions, except percentages)	2025	2024
Net income (GAAP)	$740.7	$1,311.8
Less: Income from discontinued operations (GAAP)	(1.8)	446.7
Income from continuing operations (GAAP)	742.5	865.1
Provision for income taxes	206.3	245.8
Interest expense	78.5	73.3
Interest income	(25.9)	(60.3)
EBIT	1,001.4	1,123.9
Plus (gains) / losses and costs from:
Acquisitions	11.5	15.0
Dispositions	(0.4)	(0.4)
Restructuring	9.8	2.9
Casualty losses and insurance recoveries	—	(5.0)
Legal settlements	3.6	2.6
Pension settlements	3.0	21.1
Total non-comparable items	27.5	36.2
Adjusted EBIT	1,028.9	1,160.1
Depreciation	74.6	70.2
Amortization	121.9	102.4
Adjusted EBITDA	$1,225.4	$1,332.7
Divided by:
Total revenues	$5,019.9	$5,003.6
Adjusted EBITDA margin	24.4%	26.6%

	Year Ended December 31, 2025			Year Ended December 31, 2024
(in millions, except percentages)	CCM	CWT	Corporate and unallocated	CCM	CWT	Corporate and unallocated
Operating income (loss) (GAAP)	$997.2	$101.9	$(96.6)	$1,084.3	$173.6	$(114.8)
Non-operating expense (income), net	0.2	0.3	0.6	0.8	(1.3)	19.7
EBIT	997.0	101.6	(97.2)	1,083.5	174.9	(134.5)
Plus (gains) / losses and costs from:
Acquisitions	—	7.2	4.3	1.9	2.7	10.4
Dispositions	(0.2)	(0.3)	0.1	—	(0.4)	—
Restructuring	0.4	9.4	—	1.7	1.2	—
Casualty losses and insurance recoveries	—	—	—	(5.0)	—	—
Legal settlements	0.5	3.1	—	1.0	1.6	—
Pension settlements	—	—	3.0	—	—	21.1
Total non-comparable items	0.7	19.4	7.4	(0.4)	5.1	31.5
Adjusted EBIT	997.7	121.0	(89.8)	1,083.1	180.0	(103.0)
Depreciation	52.5	20.5	1.6	51.5	17.1	1.6
Amortization	36.8	83.3	1.8	29.2	71.2	2.0
Adjusted EBITDA	$1,087.0	$224.8	$(86.4)	$1,163.8	$268.3	$(99.4)
Divided by:
Total revenues	$3,721.7	$1,298.2	$—	$3,704.3	$1,299.3	$—
Adjusted EBITDA margin	29.2%	17.3%	NM	31.4%	20.6%	NM

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
Interest Rate Risk
We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings used to maintain liquidity and to fund our business operations and capital requirements. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. We may enter into other interest rate derivatives such as treasury locks or zero cost collars to manage forecasted interest rates associated with bond offerings. As of December 31, 2025, and 2024, there were no interest rate swaps or other derivative instruments in place and, at both dates, all of our long-term debt was fixed-rate and U.S. Dollar denominated. The Credit Agreement also allows for borrowings of up to $1.0 billion at a variable interest rate. We had no outstanding borrowings under this facility as of December 31, 2025, and 2024. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors. We consider the risk to our results of operations from changes in market rates of interest to be minimal as our interest bearing debt instruments are fixed-rate.

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
Commodity Price Risk
We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing (as noted in Item 1 of this Form 10-K), primarily inputs resulting from processing petroleum-based products, chemicals and resins. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact; however, as of December 31, 2025, and 2024, we had no derivative financial instruments in place.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carlisle Companies Incorporated (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company has a trade name related to ASP Henry Holdings, Inc. (“Henry”) that is an indefinite-lived intangible asset. As of December 31, 2025, the carrying value of the Henry indefinite-lived trade name is $219.0 million. Management estimates the fair value of its indefinite-lived intangible assets annually on its elected assessment date of November 1, 2025, based on the relief from royalty method which is an income approach utilizing the discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future trade name revenues, royalty rates that would be paid if licensed from a third-party, and discount rates to estimate the net present value of trade name revenues. Changes in these assumptions could have a significant impact on the fair value of the Henry trade name and a significant change in fair value could cause an impairment.

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
February 13, 2026
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carlisle Companies Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carlisle Companies Incorporated (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), selected assets of which were acquired on February 3, 2025 and whose financial statements constitute approximately 1% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025, and Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), selected assets of which were acquired on June 30, 2025 and whose financial statements constitute approximately 1% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of ThermaFoam and Bonded Logic.
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
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 13, 2026

Carlisle Companies Incorporated
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenues	$5,019.9	$5,003.6	$4,586.9

Cost of goods sold	3,227.3	3,115.9	2,952.7
Selling and administrative expenses	745.4	722.8	625.2
Research and development expenses	47.1	35.4	28.7
Other operating expense (income), net	(2.4)	(13.6)	(2.5)
Operating income	1,002.5	1,143.1	982.8
Interest expense	78.5	73.3	75.6
Interest income	(25.9)	(60.3)	(20.1)
Other non-operating expense (income), net	1.1	19.2	(3.1)
Income from continuing operations before income taxes	948.8	1,110.9	930.4
Provision for income taxes	206.3	245.8	211.5
Income from continuing operations	742.5	865.1	718.9
Income (loss) from discontinued operations	(1.8)	446.7	48.5
Net income	$740.7	$1,311.8	$767.4

Basic earnings per share attributable to common shares:
Income from continuing operations	$17.31	$18.58	$14.38
Income (loss) from discontinued operations	(0.04)	9.59	0.97
Basic earnings per share	$17.27	$28.17	$15.35

Diluted earnings per share attributable to common shares:
Income from continuing operations	$17.16	$18.34	$14.22
Income (loss) from discontinued operations	(0.04)	9.48	0.96
Diluted earnings per share	$17.12	$27.82	$15.18

Average shares outstanding:
Basic	42.8	46.5	49.9
Diluted	43.2	47.1	50.4

Comprehensive income:
Net income	$740.7	$1,311.8	$767.4
Other comprehensive income (loss):
Foreign currency gains (losses)	36.9	(22.9)	46.1
Amortization of unrecognized net periodic benefit costs, net of tax	1.9	20.7	(1.3)
Other, net of tax	1.3	3.2	1.9
Other comprehensive income (loss)	40.1	1.0	46.7
Comprehensive income	$780.8	$1,312.8	$814.1
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Balance Sheets

(in millions, except par values)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,112.1	$753.5
Receivables, net of allowance for credit losses of $3.9 and $4.7	593.8	579.7
Inventories	447.3	472.7
Prepaid expenses	28.5	26.9
Other current assets	95.7	93.5
Total current assets	2,277.4	1,926.3

Property, plant, and equipment, net of accumulated depreciation of $774.0 and $702.5	807.1	711.8
Goodwill	1,538.9	1,478.0
Other intangible assets, net of accumulated amortization of $673.7 and $543.5	1,425.5	1,504.9
Other long-term assets	214.1	195.6
Total assets	$6,263.0	$5,816.6

LIABILITIES AND EQUITY
Accounts payable	$233.0	$261.1
Other current liabilities	503.0	404.7
Total current liabilities	736.0	665.8

Long-term debt	2,881.6	1,887.4
Contract liabilities	342.5	322.2
Deferred taxes	245.6	228.2
Other long-term liabilities	261.9	249.7

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	603.5	589.0
Treasury stock(3)	(6,149.3)	(4,867.4)
Accumulated other comprehensive loss	(70.0)	(110.1)
Retained earnings	7,332.5	6,773.1
Total liabilities and equity	$6,263.0	$5,816.6
(1)Preferred Stock: $1 par value; 5.0 shares authorized and unissued; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 41.0 and 44.4 shares outstanding, respectively
(3)Treasury Stock: at cost; 37.6 and 34.2 shares, respectively
See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income	$740.7	$1,311.8	$767.4
Reconciliation of net income to cash flows provided by operating activities:
Depreciation	74.6	70.2	84.3
Amortization	121.9	102.4	120.4
Stock-based compensation	34.8	30.1	41.5
Deferred taxes	11.1	(60.1)	(71.7)
(Gain) loss on sale of discontinued operations	—	(454.4)	82.5
Other operating activities, net	45.0	56.0	57.5
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(3.4)	69.6	1.5
Inventories	33.2	(103.7)	158.0
Prepaid expenses and other assets	(16.2)	(6.5)	(11.0)
Accounts payable	(33.0)	(4.1)	(27.0)
Other current liabilities	106.1	15.7	(13.9)
Other long-term liabilities	(13.0)	3.3	11.8
Net cash provided by operating activities	1,101.8	1,030.3	1,201.3

Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	—	1,998.0	510.6
Capital expenditures	(131.2)	(113.3)	(142.2)
Acquisitions, net of cash acquired	(109.6)	(676.9)	(36.1)
Other investing activities, net	0.4	21.8	20.1
Net cash provided by (used in) investing activities	(240.4)	1,229.6	352.4

Financing activities:
Proceeds from notes	987.8	—	—
Repayments of notes	—	(400.0)	(300.0)
Borrowings from revolving credit facility	—	22.0	84.0
Repayments of revolving credit facility	—	(22.0)	(84.0)
Repurchases of common stock	(1,300.0)	(1,585.9)	(900.0)
Dividends paid	(181.1)	(172.4)	(160.3)
Proceeds from exercise of stock options	23.5	80.2	25.7
Withholding tax paid related to stock-based compensation	(13.5)	(18.1)	(11.7)
Other financing activities, net	(20.4)	(14.0)	(3.4)
Net cash provided by (used in) financing activities	(503.7)	(2,110.2)	(1,349.7)

Effect of foreign currency exchange rate changes on cash and cash equivalents	0.9	(1.7)	1.5
Change in cash and cash equivalents	358.6	148.0	205.5
Less: change in cash and cash equivalents of discontinued operations	—	(28.8)	(6.4)
Cash and cash equivalents at beginning of period	753.5	576.7	364.8
Cash and cash equivalents at end of period	$1,112.1	$753.5	$576.7
 See accompanying Notes to Consolidated Financial Statements

Carlisle Companies Incorporated
Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Total Stockholders' Equity
	Shares Outstanding	Amount				Shares	Cost
Balance as of January 1, 2023	50.9	$78.7	$512.6	$(157.8)	$5,027.1	27.5	$(2,436.2)	$3,024.4
Net income	—	—	—	—	767.4	—	—	767.4
Other comprehensive income	—	—	—	46.7	—	—	—	46.7
Dividends - $3.20 per share	—	—	—	—	(160.5)	—	—	(160.5)
Repurchases of common stock(1)	(3.5)	—	—	—	—	3.5	(908.3)	(908.3)
Stock-based compensation(2)	0.3	—	41.2	—	—	(0.1)	18.1	59.3
Balance as of December 31, 2023	47.7	$78.7	$553.8	$(111.1)	$5,634.0	30.9	$(3,326.4)	$2,829.0
Net income	—	—	—	—	1,311.8	—	—	1,311.8
Other comprehensive income	—	—	—	1.0	—	—	—	1.0
Dividends - $3.70 per share	—	—	—	—	(172.7)	—	—	(172.7)
Repurchases of common stock(1)	(3.9)	—	—	—	—	3.9	(1,599.5)	(1,599.5)
Stock-based compensation(2)	0.6	—	35.2	—	—	(0.6)	58.5	93.7
Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	740.7	—	—	740.7
Other comprehensive income	—	—	—	40.1	—	—	—	40.1
Dividends - $4.20 per share	—	—	—	—	(181.3)	—	—	(181.3)
Repurchases of common stock(1)	(3.7)	—	—	—	—	3.7	(1,312.0)	(1,312.0)
Stock-based compensation(2)	0.3	—	14.5	—	—	(0.3)	30.1	44.6
Balance as of December 31, 2025	41.0	$78.7	$603.5	$(70.0)	$7,332.5	37.6	$(6,149.3)	$1,795.4
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
 See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1—Summary of Accounting Policies
Nature of Business
Carlisle Companies Incorporated ("Carlisle" or the "Company"), is a leading supplier of innovative building envelope products and solutions for more energy-efficient buildings. Through its building products businesses, Carlisle Construction Materials ("CCM") and Carlisle Weatherproofing Technologies ("CWT"), and family of leading brands, Carlisle delivers innovative, labor-reducing and environmentally responsible products and solutions to customers through the Carlisle Experience.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation.
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
Discontinued Operations
The results of operations for the Company's former Carlisle Fluid Technologies ("CFT") and Carlisle Interconnect Technologies ("CIT") businesses have been classified as discontinued operations for all periods presented in the Consolidated Statements of Income.
Refer to Note 4 for additional information.
Revenue Recognition
Revenue is recognized when the Company satisfies performance obligations in contracts with customers. Most of the Company’s contracts with customers have a single performance obligation to transfer distinct goods or services, and substantially all of the Company's revenue is recognized at the point in time when control of the goods transfers to the customer. Control typically transfers when the goods are shipped from the manufacturing facility or delivered to the customer, depending on the terms of the contract.
Revenue is measured as the amount of total consideration the Company expects to receive for satisfying its performance obligations. At the time of sale, the Company estimates provisions for variable consideration including discounts, rebates and returns based on an analysis of historical experience and actual sales data. At the end of each reporting period, the Company updates these estimates based on actual and expected changes in customer behavior related to early payment discounts, purchase volume-based rebates and rights of return. These changes in estimates are reflected as adjustments to revenue in the period identified. Sales, value-added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

For separately priced extended warranties, the Company receives payment at the inception of the contract and establishes a contract liability. Revenue is recognized on a straight-line basis over the life of the contracts as the Company satisfies its performance obligations. The term of these warranties ranges from five to 40 years. The weighted-average life of the contracts as of December 31, 2025, is approximately 20 years.
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
Other Non-operating Expense (Income), net
Other non-operating expense (income), net primarily includes foreign currency exchange (gains) losses, (gains) losses on pension settlements, (gains) losses on Rabbi Trust investments and (gains) losses on the sale of a business.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair-value method. For equity-classified awards, the cost is measured at the grant date based on the fair value of the award and is recognized as compensation cost over the requisite service period. This requisite service period typically matches the award's stated vesting period but may be shorter if the award fully vests upon the employee's retirement or termination from the Company. The Company recognizes compensation cost for awards that have graded vesting features under the graded vesting method, which considers each separate vesting tranche as though they were, in substance, a separate award. The Company also accounts for forfeitures of stock-based awards as they occur.
Refer to Note 7 for additional information regarding stock-based compensation.
Income Taxes
Income taxes include an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses the portfolio approach for releasing income tax effects associated with amounts reclassified out of accumulated other comprehensive loss.
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

Inventories
Inventories are valued at the lower of cost and net realizable value, with cost determined primarily on an average cost basis. Cost of inventories includes raw materials, direct and indirect labor, and manufacturing overhead. Manufacturing overhead includes materials; depreciation and amortization related to property, plant and equipment and other intangible assets used directly and indirectly in the acquisition and production of inventory; and costs related to the Company’s distribution network such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs associated with preparing the Company’s products for sale.
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
Refer to Note 6 for additional information regarding deferred revenue and extended product warranties.
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
Leases
The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit, or if the lessor has an economic benefit and the ability to substitute the asset.
Right-of-use assets ("ROU assets") represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, measured based on the present value of fixed and known lease payments over the lease term, and recorded in other long-term assets, other current liabilities, and other long-term liabilities. Variable payments are not included in the ROU asset or lease liability and can vary from period to period based on the use of an asset during the period or the Company's proportionate share of common costs. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease components and non-lease components. The Company has elected to apply the practical expedient to account for these components as a single lease component, for all classes of underlying assets.
Refer to Note 15 for additional information regarding leases.
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
Refer to Note 15 for additional information regarding contingencies and insurance recoveries.
Financial Instruments
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
New Accounting Standards Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments which are intended to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025, and the Company applied this standard retrospectively. The adoption of this standard did not require an implementation adjustment and did not impact the Company's consolidated net income or cash flows. Refer to Note 8 for updated disclosures.

New Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). ASU 2024-03 will be effective for the Company's fiscal year beginning January 1, 2027 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027, and has not yet determined the potential impact.
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
A summary of financial information by reportable segment follows:

	Year ended December 31, 2025
(in millions)	CCM	CWT	Total
Revenue	$3,721.7	$1,298.2	$5,019.9

Cost of goods sold	2,309.3	917.0	3,226.3
Selling and administrative expenses	383.2	258.5	641.7
Research and development expenses	32.7	14.4	47.1
Other operating expense (income), net(1)	(0.7)	6.4	5.7
Segment operating income	997.2	101.9	1,099.1
Corporate and unallocated operating expense			96.6
Interest expense			78.5
Interest income			(25.9)
Other non-operating expense (income), net			1.1
Income from continuing operations before income taxes			$948.8
(1)Primarily relates to lease terminations and litigation settlements.

	Year ended December 31, 2024
(in millions)	CCM	CWT	Total
Revenue	$3,704.3	$1,299.3	$5,003.6

Cost of goods sold	2,239.0	873.1	3,112.1
Selling and administrative expenses	362.7	238.2	600.9
Research and development expenses	23.7	11.7	35.4
Other operating expense (income), net(1)	(5.4)	2.7	(2.7)
Segment operating income	1,084.3	173.6	1,257.9
Corporate and unallocated operating expense			114.8
Interest expense			73.3
Interest income			(60.3)
Other non-operating expense (income), net			19.2
Income from continuing operations before income taxes			$1,110.9
(1)Primarily relates to lease terminations, insurance settlements, and litigation settlements.

	Year ended December 31, 2023
(in millions)	CCM	CWT	Total
Revenue	$3,253.4	$1,333.5	$4,586.9

Cost of goods sold	2,035.4	910.2	2,945.6
Selling and administrative expenses	287.3	219.6	506.9
Research and development expenses	18.0	10.7	28.7
Other operating expense (income), net(1)	(1.2)	5.1	3.9
Segment operating income	913.9	187.9	1,101.8
Corporate and unallocated operating expense			119.0
Interest expense			75.6
Interest income			(20.1)
Other non-operating expense (income), net			(3.1)
Income from continuing operations before income taxes			$930.4
(1)Primarily relates to (gain)/loss on sale of fixed assets, litigation settlements, and fixed asset impairments.
Other financial information by reportable segment follows:

(in millions)	Depreciation and Amortization	Capital Expenditures
2025
Carlisle Construction Materials	$89.3	$86.0
Carlisle Weatherproofing Technologies	103.8	44.9
Segment Total	193.1	130.9
Corporate and unallocated	3.4	0.3
Total	$196.5	$131.2
2024
Carlisle Construction Materials	$80.7	$65.5
Carlisle Weatherproofing Technologies	88.3	35.4
Segment Total	169.0	100.9
Corporate and unallocated	3.6	—
Total	$172.6	$100.9
2023
Carlisle Construction Materials	$57.0	$84.5
Carlisle Weatherproofing Technologies	88.1	26.0
Segment Total	145.1	110.5
Corporate and unallocated	6.0	0.3
Total	$151.1	$110.8
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.

Geographic Area Information
Long-lived assets, excluding deferred tax assets and intangible assets, by region follows:

(in millions)	December 31, 2025	December 31, 2024
United States	$838.9	$754.6
International:
Europe	87.2	74.9
North America (excluding U.S.)	85.3	71.6
Other	0.1	0.3
Total long-lived assets	$1,011.5	$901.4
Note 3—Acquisitions
2025 Acquisitions
Bonded Logic
On June 30, 2025, the Company completed the acquisition of selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), for cash consideration of $61.4 million, subject to customary post-closing purchase price adjustments that were finalized in the fourth quarter of 2025. Bonded Logic is a U.S. manufacturer of sustainable thermal and acoustical insulation products and is best known for its innovative natural fiber insulation products. The acquisition of Bonded Logic is consistent with Carlisle’s Vision 2030 strategy and its strategic pivot to a pure play building products company. The acquisition reinforces Carlisle’s emphasis on increased investment in innovation, synergistic M&A, delivering on its sustainability commitments, and bringing to market new building envelope products that deliver energy efficiency and contractor labor-savings.
For the period from June 30, 2025 to December 31, 2025, Bonded Logic contributed revenues of $13.5 million and operating loss of $4.0 million. The results of operations of the acquired business are reported as part of the CWT segment.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 6/30/2025		As of 12/31/2025
Total cash consideration transferred	$60.7	$0.7	$61.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	3.2	—	3.2
Inventories	5.0	(0.4)	4.6
Other current assets	0.1	(0.1)	—
Property, plant and equipment	13.5	—	13.5
Definite-lived intangible assets	9.0	—	9.0
Other long-term assets	10.2	—	10.2
Accounts payable	(3.3)	—	(3.3)
Other current liabilities	(5.2)	2.4	(2.8)
Other long-term liabilities	(7.7)	—	(7.7)
Total identifiable net assets	24.8	1.9	26.7
Goodwill	$35.9	$(1.2)	$34.7
The goodwill recognized in the acquisition of Bonded Logic reflects the value of the assembled workforce to Carlisle and opportunities for product line expansions. All of the goodwill is deductible for tax purposes and has been preliminarily assigned to the CWT reporting unit.

All of the $9.0 million preliminarily allocated to other intangible assets relates to a technology asset with a useful life of 15 years.
ThermaFoam
On February 3, 2025, the Company completed the acquisition of selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), for cash consideration of $53.7 million, subject to customary post-closing purchase price adjustments that were finalized in the fourth quarter of 2025. ThermaFoam provides expanded polystyrene insulation products into the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam supports Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company and leverages Carlisle’s vertically integrated expanded polystyrene capabilities while adding geographic coverage in Texas and the South Central United States.
For the period from February 3, 2025 to December 31, 2025, ThermaFoam contributed revenues of $15.1 million and operating income of $1.0 million. The results of operations of the acquired business are reported as part of the CWT segment.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 2/3/2025		As of 12/31/2025
Total cash consideration transferred	$52.9	$0.8	$53.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	2.7	0.2	2.9
Inventories	1.4	—	1.4
Other current assets	0.1	—	0.1
Property, plant and equipment	8.8	—	8.8
Definite-lived intangible assets	6.7	—	6.7
Accounts payable	(0.9)	0.1	(0.8)
Other current liabilities	(0.6)	0.3	(0.3)
Total identifiable net assets	18.2	0.6	18.8
Goodwill	$34.7	$0.2	$34.9
The goodwill recognized in the acquisition of ThermaFoam reflects market participant synergies, the value of the assembled workforce to Carlisle, and market presence expansion. All of the goodwill has been preliminarily assigned to the CWT reporting unit. Goodwill totaled $34.9 million, of which $34.7 million is deductible for tax purposes.
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
The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the consideration transferred to acquire PFB and the allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 12/18/2024		As of 12/17/2025
Total cash consideration transferred	$268.9	$(2.4)	$266.5
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	6.4	—	6.4
Receivables, net	9.6	—	9.6
Inventories	14.5	—	14.5
Prepaid expenses and other current assets	6.6	(2.8)	3.8
Property, plant and equipment	31.7	(0.3)	31.4
Definite-lived intangible assets	112.8	11.5	124.3
Other long-term assets	46.1	3.3	49.4
Accounts payable	(4.6)	0.7	(3.9)
Accrued and other current liabilities	(27.8)	16.1	(11.7)
Deferred income taxes	(27.9)	(2.2)	(30.1)
Other long-term liabilities	(43.5)	(7.4)	(50.9)
Total identifiable net assets	123.9	18.9	142.8
Goodwill	$145.0	$(21.3)	$123.7
The Company acquired $9.8 million of gross contractual accounts receivable, of which $0.2 million was not expected to be collected at the date of acquisition.
The goodwill recognized in the acquisition of PFB reflects market participant synergies attributable to significant raw material purchase synergies with CWT, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. All of the goodwill has been assigned to the CWT reporting unit. None of the goodwill is deductible for tax purposes.
The fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$81.5	11
Trade names	15.0	15
Technologies	27.8	11
Total	$124.3
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $30.1 million.
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

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 5/1/2024		As of 4/30/2025
Total cash consideration transferred	$423.1	$1.5	$424.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	10.3	—	10.3
Receivables, net	14.0	—	14.0
Inventories	17.2	(0.4)	16.8
Prepaid expenses and other current assets	0.9	—	0.9
Property, plant and equipment	10.7	(0.3)	10.4
Definite-lived intangible assets	248.3	—	248.3
Other long-term assets	8.1	0.3	8.4
Accounts payable	(5.9)	—	(5.9)
Accrued and other current liabilities	(6.1)	—	(6.1)
Deferred income taxes	(6.9)	0.4	(6.5)
Other long-term liabilities	(6.7)	(0.9)	(7.6)
Total identifiable net assets	283.9	(0.9)	283.0
Goodwill	$139.2	$2.4	$141.6
The Company acquired $14.1 million of gross contractual accounts receivable, of which $0.1 million was not expected to be collected at the date of acquisition.
The goodwill recognized in the acquisition of MTL reflects market participant synergies attributable to significant raw material purchase synergies with CCM, other administrative synergies, the value of the assembled workforce to Carlisle and opportunities for product line expansions. All of the goodwill has been assigned to the Carlisle Architectural Metals reporting unit, which is part of the CCM reportable segment. Goodwill totaled $141.6 million, of which $132.8 million is deductible for tax purposes.
The fair values and weighted average useful lives of the acquired definite-lived intangible assets are as follows:

(in millions)	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$183.1	13
Trade names	44.6	19
Technologies	18.1	11
Software	2.5	5
Total	$248.3
The Company has also recorded, as part of the purchase price allocation, deferred tax liabilities primarily related to intangible assets of approximately $6.5 million.
2023 Acquisition
Polar Industries
On November 8, 2023, the Company acquired selected assets of Polar Industries, Inc., Fox Transport, Inc. and LRH, LLC (collectively “Polar”), for consideration of $36.1 million including post-closing adjustments, which were finalized in the first quarter of 2024. Polar is a manufacturer of expanded polystyrene and graphite polystyrene for residential and commercial application.
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
For the year ended December 31, 2025, income from discontinued operations before income taxes was $0.3 million, with a provision for income taxes of $2.1 million.
A summary of the results from discontinued operations included in the Consolidated Statements of Income and Comprehensive Income for 2024 and 2023 follows:

	2024
(in millions)	CIT	CFT	Other	Total
Revenues	$328.6	$—	$—	$328.6

Cost of goods sold	237.5	—	—	237.5
Other operating expenses, net	34.4	—	—	34.4
Operating income	56.7	—	—	56.7
Other non-operating (income) expense, net	0.5	24.9	5.4	30.8
Income (loss) from discontinued operations before income taxes and loss on sale	56.2	(24.9)	(5.4)	25.9
Loss (gain) on sale of discontinued operations	(457.3)	2.9	—	(454.4)
Income (loss) from discontinued operations before income taxes	513.5	(27.8)	(5.4)	480.3
Provision for (benefit from) income taxes	49.0	(9.5)	(5.9)	33.6
Income (loss) from discontinued operations	$464.5	$(18.3)	$0.5	$446.7

	2023
(in millions)	CIT	CFT	Other	Total
Revenues	$886.1	$227.1	$—	$1,113.2

Cost of goods sold	666.9	129.2	—	796.1
Impairment	—	24.8	—	24.8
Other operating expenses, net	119.7	55.8	—	175.5
Operating income	99.5	17.3	—	116.8
Other non-operating (income) expense, net	(0.5)	—	1.8	1.3
Income (loss) from discontinued operations before income taxes and gain on sale	100.0	17.3	(1.8)	115.5
Pre-close transaction expenses(1)	11.3	—	—	11.3
Loss on sale of discontinued operations	—	82.5	—	82.5
Income (loss) from discontinued operations before income taxes	88.7	(65.2)	(1.8)	21.7
Provision for (benefit from) income taxes	1.3	(26.2)	(1.9)	(26.8)
Income (loss) from discontinued operations	$87.4	$(39.0)	$0.1	$48.5
(1)Includes legal fees and stock-based compensation expenses directly related to the sale incurred prior to the close of the transaction. Upon close of the transaction, these expenses are incorporated into the (gain)/loss on sale of discontinued operations.

For the year ended December 31, 2025, cash used in operating activities from discontinued operations was $1.8 million.
A summary of cash flows from discontinued operations included in the Consolidated Statements of Cash Flows for 2024 and 2023 follows:

	2024
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$8.9	$(18.3)	$0.5	$(8.9)
Net cash provided by (used in) investing activities	1,986.3	—	—	1,986.3
Net cash provided by (used in) financing activities(1)	(2,024.0)	18.3	(0.5)	(2,006.2)
Change in cash and cash equivalents from discontinued operations	(28.8)	—	—	(28.8)
Cash and cash equivalents from discontinued operations at beginning of period	28.8	—	—	28.8
Cash and cash equivalents from discontinued operations at end of period	$—	$—	$—	$—

	2023
(in millions)	CIT	CFT	Other	Total
Net cash provided by (used in) operating activities	$113.3	$50.7	$0.1	$164.1
Net cash provided by (used in) investing activities	(28.8)	509.0	—	480.2
Net cash provided by (used in) financing activities(1)	(79.6)	(571.0)	(0.1)	(650.7)
Change in cash and cash equivalents from discontinued operations	4.9	(11.3)	—	(6.4)
Cash and cash equivalents from discontinued operations at beginning of period	23.9	11.3	—	35.2
Cash and cash equivalents from discontinued operations at end of period	$28.8	$—	$—	$28.8
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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations follows:

(in millions, except per share amounts)	2025	2024	2023
Income from continuing operations	$742.5	$865.1	$718.9
Less: Income allocated to participating securities	1.5	1.7	1.6
Income available to common stockholders	$741.0	$863.4	$717.3

Shares:
Basic weighted-average shares outstanding	42.8	46.5	49.9
Effect of dilutive securities(1)	0.4	0.6	0.5
Diluted weighted-average shares outstanding	43.2	47.1	50.4

Earnings per share from continuing operations attributable to common shares:
Basic	$17.31	$18.58	$14.38
Diluted	$17.16	$18.34	$14.22
(1)The computation of diluted earnings per share excludes 0.1 and 0.6 shares of antidilutive stock options for the years ended December 2025 and 2023, respectively. There were no antidilutive stock options for the year ended December 2024.
Note 6—Revenue Recognition
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	2025
(in millions)	CCM	CWT	Total
Non-residential construction	$3,432.9	$595.8	$4,028.7
Residential construction	288.8	574.3	863.1
Other	—	128.1	128.1
Total revenues	$3,721.7	$1,298.2	$5,019.9

	2024
(in millions)	CCM	CWT	Total
Non-residential construction	$3,414.9	$583.6	$3,998.5
Residential construction	289.4	587.7	877.1
Other	—	128.0	128.0
Total revenues	$3,704.3	$1,299.3	$5,003.6

	2023
(in millions)	CCM	CWT	Total
Non-residential construction	$2,986.0	$543.9	$3,529.9
Residential construction	267.4	667.8	935.2
Other	—	121.8	121.8
Total revenues	$3,253.4	$1,333.5	$4,586.9

Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	2025
(in millions)	CCM	CWT	Total
United States	$3,392.0	$1,108.3	$4,500.3
International:
Europe	231.9	18.8	250.7
North America (excluding U.S.)	75.7	155.3	231.0
Other	22.1	15.8	37.9
Total international	329.7	189.9	519.6
Total revenues	$3,721.7	$1,298.2	$5,019.9

	2024
(in millions)	CCM	CWT	Total
United States	$3,373.7	$1,153.5	$4,527.2
International:
Europe	217.3	20.5	237.8
North America (excluding U.S.)	85.0	109.7	194.7
Other	28.3	15.6	43.9
Total international	$330.6	$145.8	$476.4
Total revenues	$3,704.3	$1,299.3	$5,003.6

	2023
(in millions)	CCM	CWT	Total
United States	$2,949.3	$1,180.8	$4,130.1
International:
Europe	192.7	19.1	211.8
North America (excluding U.S.)	85.4	112.6	198.0
Other	26.0	21.0	47.0
Total international	304.1	152.7	456.8
Total revenues	$3,253.4	$1,333.5	$4,586.9
Customer Information
QXO Inc. acquired Beacon Roofing Supply Inc. in April 2025. Revenues from QXO, Inc. and Beacon Roofing Supply, Inc. accounted for approximately 16.7%, 17.8% and 16.4% of the Company’s consolidated revenues during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, revenues from ABC Supply Co. accounted for approximately 16.3%, 15.9% and 15.3% of the Company's consolidated revenues during the years ended December 31, 2025, 2024 and 2023, respectively. Sales to both of these customers originate in the CCM and CWT segments. No other customers accounted for more than 10.0% of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023.
Contract Liabilities
The Company receives payment at inception of contracts for separately priced extended service warranties. The related revenue is deferred and recognized on a straight-line basis over the life of the contracts. Remaining performance obligations for extended service warranties represent the transaction price for the remaining stand-ready obligation to perform warranty services. A summary of the change in contract liabilities follows:

(in millions)	2025	2024	2023
Balance as of January 1	$350.5	$324.0	$294.8
Revenue deferred	52.5	55.3	56.1
Revenue recognized	(30.7)	(28.8)	(26.9)
Balance as of December 31	$372.3	$350.5	$324.0

A summary of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter
Extended service warranties	$29.8	$29.3	$28.2	$27.3	$26.4	$231.3
Note 7—Stock-Based Compensation
Incentive Compensation Program
The Company maintains an Incentive Compensation Program, as amended and restated effective January 1, 2024 (the “Program”), under which the Company may award stock options and other equity-based incentives to the Company’s directors, officers, employees or consultants. The Program was originally approved by the Company’s stockholders at the Company's 2024 Annual Meeting of Stockholders. As of December 31, 2025, 2.7 million shares remained available for issuance under the Program, and 0.8 million of those shares were available for grant as restricted shares, performance shares or other “full value” awards.
During the year ended December 31, 2025, the Company awarded 108 thousand stock options, 30 thousand restricted stock awards and 20 thousand performance share awards as part of the Program with an aggregate grant-date fair value of approximately $35.4 million to be recognized over the requisite service period for each award.
Stock-based compensation cost by award type follows:

(in millions)	2025	2024	2023
Stock option awards	$13.1	$14.0	$14.4
Restricted stock awards	10.8	9.4	8.3
Performance share awards	10.5	9.4	8.8
Total stock-based compensation cost incurred	34.4	32.8	31.5
Capitalized cost during the period	(1.9)	(3.3)	(4.5)
Amortization of capitalized cost during the period	2.3	3.4	4.7
Total stock-based compensation expense	$34.8	$32.9	$31.7
Income tax benefit	$17.8	$18.7	$11.4
Stock Option Awards
Stock options awarded under the Program generally vest on a straight-line basis over a three-year period on the anniversary date of the grant. All stock options have a maximum contractual term of 10 years. Shares issued to cover stock options issued under the Program may be issued from shares held in treasury, from new issuances of shares or a combination of the two. Unrecognized compensation cost from continuing operations related to stock options of $7.5 million as of December 31, 2025, is to be recognized over a weighted-average period of 1.5 years.
The Company determines the fair value of its stock options using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the determination of fair value for stock options follow:

	2025	2024	2023
Expected dividend yield	1.0%	1.2%	1.2%
Expected term (in years)	4.5	4.7	4.6
Expected volatility	28.7%	32.1%	32.4%
Risk-free interest rate	4.2%	3.9%	3.6%
The expected dividend yield is based on the latest quarterly dividend payment per share, annualized, divided by the average three-month stock price as of the date of grant. The expected term is based on the assumption that all outstanding stock options will be exercised at the midpoint of the valuation date (if vested) or the vesting dates (if unvested) and the stock options’ expiration date. The expected volatility is based on historical volatility and the implied volatility of the Company’s call options. The risk-free interest rate is based on rates of U.S. Treasury issues with a remaining life equal to the expected term of the stock option.

A summary of stock options outstanding and activity follows:

	Number of Units (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	875	$227.97
Options granted	108	395.46
Options exercised	(119)	195.71
Options forfeited / expired	(36)	304.86
Outstanding as of December 31, 2025	828	251.17	6.0	$64.6
Vested and exercisable as of December 31, 2025	606	219.08	5.2	$61.2
Additional information related to stock option activity during the years ended December 31 follows:

	2025	2024	2023
Weighted-average grant date fair value (per share)	$112.37	$97.11	$74.20
Intrinsic value of options exercised (in millions)	21.1	118.2	23.5
Restricted Stock Awards
Restricted stock awarded under the Program is generally released to the recipient after a period of approximately three years. Unrecognized compensation cost from continuing operations related to restricted stock of $9.3 million as of December 31, 2025, is to be recognized over a weighted-average period of 1.7 years.
A summary of restricted stock outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	100	$265.53
Shares granted	30	387.39
Shares vested	(35)	245.31
Shares forfeited	(2)	330.78
Outstanding as of December 31, 2025	93	312.23	1.0	$29.7
Additional information related to restricted stock award activity during the years ended December 31 follows:

	2025	2024	2023
Weighted-average grant date fair value (per share)	$387.39	$337.83	$250.83
Intrinsic value of restricted stock awards vested (in millions)	12.7	18.5	10.7
Performance Share Awards
Performance shares are granted for a three-year performance period, after which the actual number of performance shares earned by an employee is determined by the Company's attainment of a management objective which is based on the Company’s relative total stockholder return versus the S&P Midcap 400 Index® over a three-year time period. Unrecognized compensation cost from continuing operations related to performance share awards of $10.7 million as of December 31, 2025, is to be recognized over a weighted-average period of 1.7 years.
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

A summary of performance shares outstanding and activity follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	90	$368.42
Awards granted	20	570.01
Awards vested	(71)	310.22
Awards converted	35	310.37
Awards forfeited	(2)	482.33
Outstanding as of December 31, 2025	72	449.29	0.9	$23.2
Additional information related to performance share activity during the years ended December 31 follows:

	2025	2024	2023
Weighted-average grant date fair value (per share)	$570.01	$467.92	$368.47
Intrinsic value of performance share awards vested (in millions)	24.8	31.0	19.9
Note 8—Income Taxes
Sources of Pre-Tax Income and Related Tax Provision by Region
Geographic sources of income before income taxes consists of the following:

(in millions)	2025	2024	2023
Continuing operations:
U.S. domestic	$942.1	$1,106.5	$924.1
Foreign	6.7	4.4	6.3
Income from continuing operations before income taxes	948.8	1,110.9	930.4

Discontinued operations:
U.S. domestic	0.3	(15.2)	(121.9)
Foreign	—	495.5	143.6
Income from discontinued operations before income taxes	0.3	480.3	21.7

Total income before income taxes	$949.1	$1,591.2	$952.1
The provision for income taxes from continuing operations consists of the following:

(in millions)	2025	2024	2023
Current provision:
Federal	$153.4	$231.7	$195.8
State	41.9	50.4	39.4
Foreign	1.2	22.8	4.5
Total current provision	196.5	304.9	239.7

Deferred provision:
Federal	15.5	(27.8)	(18.2)
State	(1.7)	(7.8)	(2.0)
Foreign	(4.0)	(23.5)	(8.0)
Total deferred provision	9.8	(59.1)	(28.2)

Total provision for income taxes	$206.3	$245.8	$211.5

Rate Reconciliation
A reconciliation of the tax provision from continuing operations computed at the U.S. federal statutory rate to the actual tax provision follows:

	2025		2024		2023
(in millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Taxes at U.S. statutory rate	$199.2	21.0%	$233.3	21.0%	$195.4	21.0%
State and local taxes, net of federal income tax benefit(1)	31.4	3.3	33.8	3.0	31.4	3.4
Tax credits	(12.6)	(1.3)	(9.1)	(0.8)	(3.3)	(0.4)
Other, net	(11.7)	(1.2)	(12.2)	(1.1)	(12.0)	(1.3)
Effective Tax Rate	$206.3	21.7%	$245.8	22.1%	$211.5	22.7%
(1)State taxes in California, Florida, Illinois, Massachusetts, Minnesota, New Jersey, Pennsylvania, and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.
Income Taxes Paid
Cash payments for income taxes, net of refunds, were as follows:

(in millions)	2025	2024	2023
Federal	$137.9	$259.4	$190.2
State	38.0	50.2	41.5
Foreign	29.6	14.6	16.0
Total	$205.5	$324.2	$247.7
Deferred Tax Assets (Liabilities), net

(in millions)	December 31, 2025	December 31, 2024
U.S. federal tax attributes	$39.7	$37.6
Deferred revenue	37.1	35.9
Employee benefits	30.0	30.9
Capitalized research and development costs	—	29.4
Lease liabilities	27.3	22.8
U.S. state tax attributes	22.2	19.2
Non-U.S. tax attributes	18.3	15.7
Other, net	26.0	21.7
Gross deferred assets	200.6	213.2
Valuation allowances	(52.0)	(51.7)
Deferred tax assets after valuation allowances	148.6	161.5

Intangibles	(297.7)	(308.1)
Property, plant and equipment	(54.3)	(47.7)
Right of use assets	(25.7)	(21.6)
Undistributed foreign earnings	(6.7)	(6.3)
Gross deferred liabilities	(384.4)	(383.7)

Net deferred tax liabilities	$(235.8)	$(222.2)
Deferred tax assets and liabilities are classified as long-term. Foreign deferred tax assets and liabilities are grouped separately from U.S. domestic assets and liabilities and are analyzed on a jurisdictional basis.
Deferred tax assets and liabilities included in the Consolidated Balance Sheet follow:

(in millions)	December 31, 2025	December 31, 2024
Other long-term assets	$9.8	$6.0
Deferred taxes	(245.6)	(228.2)
Net deferred tax liabilities	$(235.8)	$(222.2)

Valuation Allowances
As of December 31, 2025, the Company had a deferred tax asset related to federal capital loss carryforwards of $37.6 million, which expire in 2029. The Company believes it is likely the carryforwards will expire unused and therefore has established a full valuation allowance. As of December 31, 2025, the Company had foreign tax credit carryforwards for U.S. federal tax purposes of $2.1 million, which begin to expire in 2030. The Company believes it is likely the credits will expire unused and therefore has established a full valuation allowance. As of December 31, 2025, the Company also had a deferred tax asset for state tax attributes of approximately $22.2 million, which begin to expire in 2026, comprised primarily of capital loss carryforwards, in addition to net operating losses (“NOL”) and credits. The Company believes that it is likely that the capital losses and certain of the state NOLs will expire unused and therefore has established a valuation allowance of approximately $11.4 million against the deferred tax assets associated with these attributes. The Company also has deferred tax assets related to carryforwards in foreign jurisdictions of approximately $18.3 million, comprised of NOL and interest expense carryforwards, which begin to expire in 2026. The Company believes that it is likely that certain foreign NOL carryforwards will expire unused and therefore has established a valuation allowance of approximately $0.9 million.
Undistributed Foreign Earnings
The Company has determined that an amount attributable to certain foreign cash balances and other certain assets is not permanently reinvested for withholding tax purposes, which results in an accrual of $6.7 million. It is not practicable to calculate deferred tax balances on other basis differences.
Unrecognized Tax Benefits
Unrecognized tax benefits reflect the difference between the tax benefits of positions taken or expected to be taken on income tax returns and the tax benefits that meet the criteria for current recognition in the financial statements. The Company periodically assesses its unrecognized tax benefits.
A summary of the movement in gross unrecognized tax benefits (before estimated interest and penalties) follows:

(in millions)	2025	2024	2023
Balance as of January 1	$9.6	$7.3	$6.4
Additions based on tax positions related to current year	3.6	3.1	3.3
Reductions due to statute of limitations	(0.8)	(0.8)	(2.7)
Reductions due to settlements	—	—	(0.2)
Adjustments due to foreign exchange rates	(0.3)	—	0.5
Balance as of December 31	$12.1	$9.6	$7.3
If the unrecognized tax benefits as of December 31, 2025 were to be recognized, approximately $10.7 million would impact the Company’s effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit excluding positions related to discontinued operations and subtracting the federal tax benefit associated with state taxes and interest.
The Company classifies and reports interest and penalties associated with unrecognized tax benefits as a component of the income tax provision on the Consolidated Statements of Income and as an other long-term liability on the Consolidated Balance Sheets. The total amount of such interest and penalties accrued, but excluded from the table above, at the years ending December 31, 2025, 2024 and 2023 were $1.4 million, $1.2 million and $1.2 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company participates in the IRS compliance assurance program and is currently up to date.
Generally, state income tax returns are subject to examination for a period of three years to five years after filing. Substantially all material state tax matters have been concluded for tax years through 2019. Various state income tax returns for subsequent years are in the process of examination. At this stage the outcome is uncertain; however, the Company believes that contingencies have been adequately provided for. Statutes of limitation vary among the foreign jurisdictions in which the Company operates. Substantially all foreign tax matters have been concluded for tax years through 2014. The Company believes that foreign tax contingencies associated with income tax examinations underway or open tax years have been provided for adequately.

Tax Legislation
The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Certain countries in which the Company operates have adopted legislation. On January 5, 2026, the OECD released the Side-by-Side addition to the framework, recognizing the US as a qualified regime and limiting the application of Pillar Two taxes to US headquartered multinationals, such as Carlisle, starting in 2026. Carlisle does not expect material tax effects related to Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The Company has evaluated and incorporated the effects of the legislation into its income tax balances.
Note 9—Inventories
A summary of the Company's inventories follows:

(in millions)	December 31, 2025	December 31, 2024
Raw materials	$169.6	$157.0
Work-in-process	25.1	26.1
Finished goods	266.5	299.8
Reserves	(13.9)	(10.2)
Inventories	$447.3	$472.7
Note 10—Property, Plant and Equipment
A summary of the Company's property, plant and equipment follows:

(in millions)	December 31, 2025	December 31, 2024
Land	$57.8	$50.8
Buildings and leasehold improvements	500.7	475.0
Machinery and equipment	828.5	763.5
Projects in progress	194.1	125.0
Property, plant and equipment, gross	1,581.1	1,414.3
Accumulated depreciation	(774.0)	(702.5)
Property, plant and equipment, net	$807.1	$711.8
Note 11—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment follows:

(in millions)	CCM	CWT	Total
Balance as of December 31, 2023	$934.7	$267.8	$1,202.5
Goodwill acquired during year (1)	141.0	145.0	286.0
Currency translation and other	(2.6)	(7.9)	(10.5)
Balance as of December 31, 2024	$1,073.1	$404.9	$1,478.0
Goodwill acquired during year (1)	—	69.6	69.6
Currency translation and other	5.8	(14.5)	(8.7)
Balance as of December 31, 2025	$1,078.9	$460.0	$1,538.9
(1)Refer to Note 3 for further information on goodwill resulting from recent acquisitions.

Other Intangible Assets
A summary of the Company's other intangible assets follows:

	December 31, 2025			December 31, 2024
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,479.6	$(483.6)	$996.0	$1,456.0	$(380.5)	$1,075.5
Indefinite-lived trade names	254.4	—	254.4	252.0	—	252.0
Technology	203.3	(116.6)	86.7	185.6	(103.4)	82.2
Definite-lived trade names	117.6	(43.1)	74.5	117.0	(37.0)	80.0
Other	44.3	(30.4)	13.9	37.8	(22.6)	15.2
Other intangible assets	$2,099.2	$(673.7)	$1,425.5	$2,048.4	$(543.5)	$1,504.9
The remaining weighted-average amortization period of intangible assets subject to amortization as of December 31, 2025, follows (in years):

Customer relationships	12.3
Technology	7.3
Definite-lived trade names	14.6
Other	1.4
Total assets subject to amortization	11.9
Intangible assets subject to amortization as of December 31, 2025, will be amortized as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter
Estimated future amortization expense	$123.5	$109.6	$105.9	$99.1	$90.7	$642.3
The net carrying values of the Company’s other intangible assets by reportable segment follows:

(in millions)	December 31, 2025	December 31, 2024
Carlisle Construction Materials	$314.9	$343.0
Carlisle Weatherproofing Technologies	1,110.2	1,159.7
Corporate	0.4	2.2
Total	$1,425.5	$1,504.9
Note 12— Other Current Liabilities
A summary of the Company's other current liabilities follows:

(in millions)	December 31, 2025	December 31, 2024
Accrued customer incentives	$117.9	$112.2
Accrued compensation and benefits	78.9	96.3
Accrued income and other taxes	147.8	55.3
Other	158.4	140.9
Other current liabilities	$503.0	$404.7

Note 13—Long-term Debt
A summary of the Company's long-term debt follows:

			Fair Value (1)
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
5.55% Notes due 2040	$500.0	$—	$505.6	$—
5.25% Notes due 2035	500.0	—	511.1	—
2.20% Notes due 2032	550.0	550.0	479.4	448.7
2.75% Notes due 2030	750.0	750.0	707.8	672.2
3.75% Notes due 2027	600.0	600.0	597.1	584.1
Unamortized discount and debt issuance costs	(27.3)	(16.4)
Other	13.7	7.0
Total debt	2,886.4	1,890.6
Less: current portion of debt	4.8	3.2
Long-term debt	$2,881.6	$1,887.4
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
2.75% Notes Due 2030
On February 28, 2020, the Company completed a public offering of $750.0 million of unsecured senior notes with a stated interest rate of 2.75% due March 1, 2030 (the “2030 Notes”). The 2030 Notes were issued at a discount of $9.3 million, resulting in proceeds to the Company of $740.7 million. The Company incurred costs, primarily underwriting fees, to issue the 2030 Notes of approximately $6.5 million. Additionally in the first quarter of 2020, the Company entered into interest rate derivative instruments to hedge variability in future interest payments on the 2030 Notes of the 10-year US Treasury Rate ("treasury locks"), which were designated as hedges, and settled resulting in a loss of $16.4 million. The discount and issuance costs of $15.8 million are reflected within long-term debt on the Consolidated Balance Sheets, and the loss on treasury locks is reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets. These costs are amortized to interest expense over the life of the 2030 Notes using the effective interest method. Interest is paid each March 1 and September 1.

3.75% Notes Due 2027
On November 16, 2017, the Company completed a public offering of $600.0 million of notes with a stated interest rate of 3.75% due December 1, 2027 (the “2027 Notes”). The 2027 Notes were issued at a discount of $2.4 million, resulting in proceeds to the Company of $597.6 million. The Company incurred costs to issue the 2027 Notes of approximately $7.7 million, inclusive of underwriters’, credit rating agencies’ and attorneys’ fees and other costs. The discount and issuance costs are reflected within long-term debt on the Consolidated Balance Sheets and are amortized to interest expense over the life of the 2027 Notes. Interest is paid each June 1 and December 1.
Notes Terms and Redemption Features
The 2040, 2035, 2032, 2030, and 2027 Notes (collectively, the “Notes”) may be redeemed at the Company's option, in whole or in part, plus accrued and unpaid interest, at any time prior to the dates stated below, at a price equal to the greater of (i) 100.0% of the principal amounts; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the Treasury Rate plus a spread (noted below). The Notes may also be redeemed at any time after the dates noted below, in whole or in part, at the Company's option at 100.0% of the principal amount, plus accrued and unpaid interest.

Debt Instrument	Date	Spread
5.55% Notes due 2040	June 15, 2040	25 basis points
5.25% Notes due 2035	June 15, 2035	20 basis points
2.20% Notes due 2032	December 1, 2031	20 basis points
2.75% Notes due 2030	December 1, 2029	20 basis points
3.75% Notes due 2027	September 1, 2027	25 basis points
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
Revolving Credit Facility
The Company and Carlisle, LLC, as co-borrowers, are parties to a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") that provides for a $1.0 billion unsecured revolving line of credit with a maturity date of April 3, 2029. Borrowings under the Credit Agreement bear interest, at the Company's election, (i) at the Base Rate plus a margin ranging from —% to 0.50% or (ii) at the applicable benchmark rate plus a margin ranging from 0.825% to 1.500%, in each case, based on the Company’s debt rating from time to time. The benchmark rate for loans denominated in (i) U.S. dollars is the Adjusted Term SOFR Rate, (ii) Canadian dollars is the Adjusted Term CORRA Rate, (iii) Sterling is Daily Simple SONIA, (iv) euros is the Adjusted EURIBOR Rate and (v) yen is Adjusted TIBOR Rate. The commitments are also subject to a facility fee on the daily aggregate amount of the revolving commitment (whether used or unused) ranging from 0.05% to 0.25% based on the Company’s debt rating from time to time. Funding of the loans under the Credit Agreement is subject to customary drawdown conditions. The Company incurred $1.9 million of financing costs in 2024 in connection with finalizing the Credit Agreement, which together with any existing unamortized costs, will be recognized ratably over the extended maturity date of the Credit Agreement.
The Credit Agreement has a feature that allows the Company to increase availability, at its option, by an aggregate amount of up to $500.0 million through increased commitments from existing lenders or the addition of new lenders. The Company may also enter into commitments in the form of standby, commercial, or direct pay letters of credit for an amount not to exceed $50.0 million.
As of December 31, 2025, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement. During 2025, there were no borrowings and repayments under the Credit Agreement. During 2024, the Company had $22.0 million in borrowings and repayments under the Credit Agreement with a weighted average interest rate of 8.50%.

Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of December 31, 2025, and 2024.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of December 31, 2025, and 2024, the Company had $48.8 million and $22.8 million, respectively, in letters of credit and bank guarantees outstanding. The Company has multiple arrangements for up to $100.0 million in letters of credit, of which $51.2 million was available as of December 31, 2025.
Interest Payments
Cash payments for interest were $56.2 million, $70.2 million and $71.9 million in 2025, 2024, and 2023, respectively.
Note 14—Employee Benefit Plans
Defined Benefit Plans
The Company maintains defined benefit retirement plans, primarily for certain domestic employees, as presented below. All plans are frozen to new entrants, with the exception of the executive supplemental plan. Benefits are based primarily on years of service and earnings of the employee.
The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate, rate of compensation increase and expected long-term return on plan assets. Weighted-average assumptions for the projected benefit obligation follow:

	December 31, 2025	December 31, 2024
Discount rate	5.2%	5.5%
Rate of compensation increase	3.8%	3.8%
Weighted-average assumptions for net periodic benefit cost follow:

	2025	2024	2023
Discount rate	5.5%	4.8%	5.1%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term return on plan assets	6.7%	6.0%	6.0%
The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 4.0% for the years ended December 31, 2025, 2024, and 2023.
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

A reconciliation of the change in the projected benefit obligation, plan assets and the funded status follows:

(in millions)	2025	2024
Funded status
Projected benefit obligation
Balance as of January 1	$71.0	$134.3
Change in benefit obligation:
Service cost	1.8	2.2
Interest cost	3.4	5.5
Actuarial (gain) loss	1.8	(8.4)
Benefits paid and transferred	(9.8)	(62.6)
Balance as of December 31	$68.2	$71.0
Fair value of plan assets
Balance as of January 1	$58.2	$114.8
Change in plan assets:
Actual gain on plan assets	4.8	3.9
Company contributions	1.5	2.1
Benefits paid and transferred	(9.8)	(62.6)
Balance as of December 31	$54.7	$58.2

Unfunded status as of December 31	$(13.5)	$(12.8)

Accumulated benefit obligation as of December 31	$67.1	$70.8
The Company’s projected benefit obligation includes approximately $17.3 million and $17.7 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2025 and 2024, respectively. The Company’s accumulated benefit obligation includes approximately $16.3 million and $17.5 million related to the Company’s executive supplemental and director defined benefit pension plans as of December 31, 2025 and 2024, respectively. The executive supplemental and director defined benefit plans have no plan assets and the Company is not required to pre-fund the obligations.
Pension assets and liabilities included in the Consolidated Balance Sheet follow:

(in millions)	December 31, 2025	December 31, 2024
Other long-term assets	$3.8	$4.9
Other current liabilities	(1.3)	(1.6)
Other long-term liabilities	(16.0)	(16.1)
Net pension liabilities	$(13.5)	$(12.8)
The amounts included in accumulated other comprehensive loss that have not been recognized in net periodic pension cost follow:

(in millions)	December 31, 2025	December 31, 2024
Unrecognized actuarial losses (gross)	$20.5	$22.9
Unrecognized actuarial losses (net of tax)	16.0	17.7
Unrecognized prior service costs (gross)	0.4	0.4
Unrecognized prior service costs (net of tax)	0.3	0.3
The components of net periodic benefit cost follow:

(in millions)	2025	2024	2023
Service cost	$1.8	$2.2	$2.1
Interest cost	3.4	5.5	6.3
Expected return on plan assets	(4.3)	(7.0)	(8.2)
Amortization of unrecognized net loss	0.7	1.8	1.3
Amortization of unrecognized prior service cost	0.1	0.1	0.1
Settlement expense	3.0	21.1	—
Net periodic benefit cost	$4.7	$23.7	$1.6

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
The fair value measurement of the plans’ assets by asset category follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
(in millions)	December 31, 2025	December 31, 2024
Cash	$3.5	$4.7
U.S. treasury bonds	6.7	6.4
Mutual funds:
Equity mutual funds (1)	6.7	5.6
Fixed income mutual funds (2)	37.8	41.5
Total	$54.7	$58.2
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
The Company made contributions of $1.5 million and $2.1 million during 2025 and 2024, respectively. Contributions of $1.5 million and $1.6 million in 2025 and 2024, respectively, pertain to the Company’s executive supplemental and director defined benefit pension plans. This contribution covers current participant benefits as these plans have no plan assets. No minimum contributions to the pension plans were required in 2025 and 2024. During 2026, the Company expects to pay approximately $1.3 million in participant benefits under the executive supplemental and director plans.
A summary of estimated future benefits to be paid for the Company’s defined benefit pension plans as of December 31, 2025, follows:

(in millions)	2026	2027	2028	2029	2030	2031-2035
Estimated benefit payments	$9.5	$7.0	$6.6	$6.5	$5.9	$29.7
Pension Settlement
The Company recognizes a pension settlement gain or loss when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic benefit cost. Total settlements for the year ended December 31, 2025, exceeded the sum of service and interest costs, which resulted in the Company recognizing a non-cash pre-tax pension settlement charge of $3.0 million for the year.
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
Defined Contribution Plans
401K Plan
The Company maintains defined contribution savings plans covering a significant portion of its eligible employees. Participant contributions are matched by the Company up to a 4.0% maximum of eligible compensation, subject to compensation and contribution limits as defined by the Internal Revenue Service. Employer contributions for the savings plan were $17.4 million, $17.5 million, and $19.9 million in 2025, 2024 and 2023, respectively.
Note 15—Commitments and Contingencies
Leases
Lease Costs, Assets and Liabilities
The Company has operating leases primarily for manufacturing facilities, warehouses, offices and certain equipment. These leases have remaining lease terms that range from less than one to 16 years. Certain leases include one or more renewal options that may extend the lease term by an additional one to 10 years or more. The components of lease cost follow:

(in millions)	2025	2024	2023
Operating lease cost	$37.6	$26.6	$21.2
Variable lease cost	7.8	8.5	5.5
Short-term lease cost	10.8	8.1	6.9
Total lease cost	$56.2	$43.2	$33.6
A summary of operating lease assets and liabilities included in the Consolidated Balance Sheet follows:

(in millions)	December 31, 2025	December 31, 2024
Other long-term assets	$129.6	$121.6
Other current liabilities	30.2	25.7
Other long-term liabilities	105.4	100.5
A maturity schedule of operating lease liabilities follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Lease payments	$36.9	$27.7	$20.9	$18.7	$15.0	$48.9	$168.1
Less: imputed interest							(32.5)
Total lease liabilities							$135.6
Lease Term and Discount Rate

	December 31, 2025	December 31, 2024
Operating leases:
Weighted-average remaining lease term (in years)	7.6	8.4
Weighted-average discount rate	5.1%	5.1%
Supplemental Cash Flow Information

(in millions)	2025	2024	2023
Operating lease liabilities - cash paid	$36.0	$23.4	$19.9
Operating lease liabilities - right-of-use assets obtained	26.4	92.8	19.2

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
The Company has recorded a liability for estimated indemnity costs associated with pending and future asbestos claims. As of December 31, 2025, the Company believes that its accrual for these costs is not material to the Company's financial position, results of operations or operating cash flows.
The Company recognizes expenses for defense costs associated with asbestos claims during the periods in which they are incurred. Refer to Note 1 for the Company’s accounting policy related to litigation defense costs.
The Company currently maintains insurance coverage and is the beneficiary of other arrangements that provide coverage with respect to asbestos-related claims and associated defense costs. The Company records the insurance coverage as a receivable in an amount it reasonably estimates is probable of recovery for pending and future asbestos-related indemnity claims. Since the Company’s insurance coverage contains various exclusions, limits of coverage and self-insured retentions and may be subject to insurance coverage disputes, the Company may incur expenses for indemnity and defense costs and recognize income from insurance recoveries in different periods. As such, recoveries are recorded only if and when it becomes probable that such costs will be covered by insurance.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
(a)    Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Management has prepared a report on the Company’s internal control over financial reporting in which management has determined that the Company’s controls are effective. A copy of management’s report is set forth below.
(b)    Changes in internal controls. During the fourth quarter of 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
As discussed in Note 3 to the Consolidated Financial Statements in Item 8, the Company completed the acquisition of selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam") on February 3, 2025, and selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic") on June 30, 2025. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ThermaFoam or Bonded Logic, which each represented approximately 1% of total assets as of December 31, 2025, and each represented less than 1% of revenues for the year then ended.
The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, whose report with respect to the effectiveness of internal control over financial reporting is included in Item 8.
Item 9B.  Other Information.
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as defined in item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2025.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information relating to each executive officer of the Company, as furnished to the Company by the executive officers.

Name	Age	Position with Company	Period of Service
D. Christian Koch	61	Chair of the Board of Directors since May 2020, Director, President and Chief Executive Officer since January 2016; President and Chief Operating Officer from May 2014 to December 2015; Group President, Carlisle Diversified Products from June 2012 to May 2014; President, Carlisle Brake & Friction from January 2009 to June 2012; President, Carlisle Asia‑Pacific from February 2008 to January 2009.	February 2008 to date
Andrew C. Easton	39	Vice President, Chief Accounting Officer since August 2024; Vice President, Internal Audit from March 2022 to July 2024; Director, Internal Audit from October 2018 to February 2022.	October 2018 to date
Christopher B. Gaskill	44	Vice President and General Counsel since May 2025; Executive Vice President, Chief Legal Officer and Secretary, Summit Materials, Inc., from September 2020 to February 2025.	May 2025 to date
Mehul S. Patel	47	Vice President, Investor Relations since August 2023; Vice President of Finance, Carlisle Weatherproofing Technologies from February 2022 to July 2023; Chief Financial Officer, Henry Company from November 2019 to February 2022.	September 2021 to date
Frank J. Ready	64	President, Carlisle Weatherproofing Technologies since February 2022; President and Chief Executive Officer, Henry Company from November 2014 to February 2022.	September 2021 to date
Stephen F. Schwar	63	Vice Chair, Carlisle Construction Materials since November 2025; President, Carlisle Construction Materials from February 2022 to November 2025; Senior Vice President of Sales and Marketing, Carlisle Construction Materials from October 2021 to February 2022; Vice President, Single Ply Sales from January 2019 to October 2021; Vice President, SynTec Sales from January 2017 to January 2019.	July 1984 to date
Scott C. Selbach	70	Executive Vice President, Government Relations & Secretary since May 2025; Executive Vice President, Secretary and General Counsel from January 2023 to May 2025; Vice President, Secretary and General Counsel from May 2018 to January 2023; Vice President, Corporate Development from April 2006 to May 2018.	April 2006 to date
Juan Sifontes	59	Vice President, Carlisle Operating System since January 2025; Vice President of Global Operations, Carlisle Fluid Technologies from January 2023 to January 2025; Vice President (various roles) from December 2001 to January 2023; Financial Controller, Carlisle Interconnect Technologies from January 1995 to December 2001.	January 1995 to date
David W. Smith	63	Vice President, Sustainability and Community Relations since October 2018.	October 2018 to date
Jason L. Taylor	51	President, Carlisle Construction Materials since November 2025; President, West Division, Beacon Building Products from October 2020 to April 2025.	November 2025 to date
Susan Wallace	61	Vice President, Chief Human Resources Officer since December 2024; Vice President, Human Resources from February 2024 to November 2024; Vice President of Human Resources, Carlisle Construction Materials from January 2021 to February 2024; Director of Human Resources, Carlisle Construction Materials from April 2019 to January 2021.	April 2019 to date
Kevin P. Zdimal	55	Vice President, Chief Financial Officer since February 2022; Vice President, Corporate Development from May 2018 to February 2022, Vice President, Business Development from May 2016 to May 2018, Vice President and Chief Accounting Officer from May 2010 to May 2016.	September 1995 to date
The officers have been elected to serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the above officers, and there is no arrangement or understanding between any officer and any other person pursuant to which he or she was selected as an officer.

Information required by Item 10 is incorporated by reference to the applicable information set forth under the captions "Proposal 1: Election of Directors," "Audit Committee Report" and "Corporate Governance" in the Company's definitive proxy statement that is expected to be filed with the Securities and Exchange Commission no later than 40 days before the Company's Annual Meeting of Stockholders to be held on April 29, 2026 (the "Proxy Statement").
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
Securities Authorized for Issuance under Equity Compensation Plans
The number of securities to be issued upon the exercise of equity awards under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of December 31, 2025, follows:

(in millions, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by equity security holders	1.1	(1)	$251.17	2.7
Equity compensation plans not approved by equity security holders	—		n/a	—
Total	1.1		$251.17	2.7
(1)Includes shares of our common stock issuable upon the vesting of 0.1 million restricted stock awards and 0.1 million performance share units at maximum performance levels. These awards are not reflected in column (b) because they do not have an exercise price.
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

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a)(1).        Financial statements required by Item 8 are as follows:
(a)(2).        Financial Statement Schedules:
Included in Item 8, as applicable.
(a)(3).        Exhibits applicable to the filing of this report are listed in the following exhibit index.

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title		Form	Date Filed

3.1	Amended and Restated Certificate of Incorporation of Carlisle Companies Incorporated.		8-K	5/1/2024
3.2	Amended and Restated Bylaws of Carlisle Companies Incorporated.		8-K	12/9/2024
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.2	Form of Trust Indenture between Carlisle Companies Incorporated and Fleet National Bank.		S-3	11/26/1996
4.3	First Supplemental Indenture, dated as of August 18, 2006.		8-K	8/18/2006
4.4	Second Supplemental Indenture, dated as of December 9, 2010.		8-K	12/10/2010
4.5	Third Supplemental Indenture, dated as of November 20, 2012.		8-K	11/20/2012
4.6	Fourth Supplemental Indenture, dated as of February 28, 2020.		8-K	2/28/2020
4.7	Fifth Supplemental Indenture, dated as of September 28, 2021.		8-K	9/28/2021
4.8	Form of 3.75% Unsecured Senior Notes due 2027.		8-K	11/16/2017
4.9	Form of 2.75% Unsecured Senior Notes due 2030.		8-K	2/28/2020
4.10	Form of 2.20% Unsecured Senior Notes due 2032.		8-K	9/28/2021
4.11	Form of 5.25% Unsecured Senior Notes due 2035.		8-K	8/20/2025
4.12	Form of 5.55% Unsecured Senior Notes due 2040.		8-K	8/20/2025
10.1**	Carlisle Companies Incorporated Incentive Compensation Program, as amended and restated effective January 1, 2024.		8-K	5/1/2024
10.2**	Form of Nonqualified Stock Option Agreement for grants to executive officers.		10-K	2/14/2025
10.3**	Form of Restricted Share Agreement for grants to executive officers.		10-K	2/14/2025
10.4**	Form of Restricted Share Agreement for retention award grants to executive officers.		10-K	2/17/2022
10.5**	Form of Performance Share Agreement for grants to executive officers.		10-K	2/14/2025
10.6**	Form of Restricted Stock Unit Agreement for grants to non-employee directors.		10-K	2/17/2022
10.7**	Form of Restricted Share Agreement for grants to non-employee directors.		10-K	2/17/2022
10.8**	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.		8-K	2/10/2022
10.9	Nonqualified Benefit Plan Trust, dated as of February 2, 2010, by and between Carlisle Companies Incorporated and Wachovia Bank, National Association.		10-Q	4/27/2010
10.10**	Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective May 6, 2020.		10-Q	7/23/2020
10.11**	Supplemental Pension Plan, as amended and restated effective January 1, 2019.		10-Q	4/25/2019
10.12**	Form of Executive Severance Agreement with D. Christian Koch and Scott C. Selbach.		10-K	2/27/2009
10.13**	Form of Executive Severance Agreement with executive officers.		8-K/A	4/12/2017
10.14	Fifth Amended and Restated Credit Agreement, dated as of April 3, 2024, by and among Carlisle Companies Incorporated and Carlisle, LLC, as co-borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.		8-K	4/3/2024
19.1	Carlisle Companies Incorporated Statement of Policy Concerning Securities Trading		10-K	2/14/2025
21.1	Subsidiaries of the Registrant.	X

Carlisle Companies Incorporated
Exhibit Index
Exhibit		Filed with this Form 10-K	Incorporated by Reference
Number	Exhibit Title	Filed with this Form 10-K	Form	Date Filed

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Carlisle Companies Incorporated Policy for the Recovery of Erroneously Awarded Compensation		10-K	2/14/2025
101.INS	Inline XBRL Instance	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation	X
101.LAB	Inline XBRL Taxonomy Extension Labels	X
101.PRE	Inline XBRL Taxonomy Extension Presentation	X
101.DEF	Inline XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

/s/ D. Christian Koch	/s/ Jonathan R. Collins
D. Christian Koch, Director,	Jonathan R. Collins, Director
Chair, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. Zdimal	/s/ James D. Frias
Kevin P. Zdimal, Vice President and	James D. Frias, Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew C. Easton	/s/ Maia A. Hansen
Andrew C. Easton, Vice President and	Maia A. Hansen, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ C. David Myers
C. David Myers, Director

/s/ Sheryl D. Palmer
Sheryl D. Palmer, Director

/s/ Corrine D. Ricard
Corrine D. Ricard, Director

/s/ Jesse G. Singh
Jesse G. Singh, Director
February 13, 2026