Form 10-Q
period 2026-03-31
CARLISLE COMPANIES INC
filed 2026-04-24
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
On April 17, 2026, there were 40,465,076 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Revenues	$1,052.1	$1,095.8

Cost of goods sold	688.9	710.1
Selling and administrative expenses	171.8	194.0
Research and development expenses	12.1	10.7
Other operating expense (income), net	(1.0)	(2.6)
Operating income	180.3	183.6
Interest expense	28.3	14.8
Interest income	(8.9)	(6.4)
Other non-operating expense (income), net	(2.3)	0.2
Income from continuing operations before income taxes	163.2	175.0
Provision for income taxes	35.5	34.9
Income from continuing operations	127.7	140.1
Income (loss) from discontinued operations	—	3.2
Net income	$127.7	$143.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$3.12	$3.16
Income (loss) from discontinued operations	—	0.07
Basic earnings per share	$3.12	$3.23

Diluted earnings per share attributable to common shares:
Income from continuing operations	$3.10	$3.13
Income (loss) from discontinued operations	—	0.07
Diluted earnings per share	$3.10	$3.20

Average shares outstanding:
Basic	40.8	44.3
Diluted	41.1	44.7

Comprehensive income:
Net income	$127.7	$143.3
Other comprehensive income (loss):
Foreign currency gains (losses)	(10.9)	8.0
Other, net of tax	0.9	0.3
Other comprehensive income (loss)	(10.0)	8.3
Comprehensive income	$117.7	$151.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$771.3	$1,112.1
Receivables, net of allowance for credit losses of $2.9 and $3.9	692.1	593.8
Inventories	481.0	447.3
Prepaid expenses	27.2	28.5
Other current assets	60.8	95.7
Total current assets	2,032.4	2,277.4

Property, plant, and equipment, net of accumulated depreciation of $787.9 and $774.0	813.3	807.1
Goodwill	1,537.2	1,538.9
Other intangible assets, net of accumulated amortization of $701.8 and $673.7	1,393.4	1,425.5
Other long-term assets	213.4	214.1
Total assets	$5,989.7	$6,263.0

LIABILITIES AND EQUITY
Accounts payable	$316.4	$233.0
Other current liabilities	284.9	503.0
Total current liabilities	601.3	736.0

Long-term debt	2,883.7	2,881.6
Contract liabilities	344.6	342.5
Deferred taxes	245.4	245.6
Other long-term liabilities	261.5	261.9

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	611.2	603.5
Treasury stock(3)	(6,371.2)	(6,149.3)
Accumulated other comprehensive loss	(80.0)	(70.0)
Retained earnings	7,414.5	7,332.5
Total liabilities and equity	$5,989.7	$6,263.0
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 40.5 and 41.0 shares outstanding, respectively
(3)Treasury Stock: at cost; 38.1 and 37.6 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities:
Net income	$127.7	$143.3
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation	18.8	17.7
Amortization	30.4	30.1
Stock-based compensation	8.5	10.7
Deferred taxes	0.2	(0.5)
Other operating activities, net	6.5	8.6
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(98.3)	(116.3)
Inventories	(34.6)	(54.6)
Prepaid expenses and other assets	13.3	7.5
Accounts payable	84.8	50.3
Other current liabilities	(194.7)	(86.8)
Other long-term liabilities	(7.3)	(8.2)
Net cash provided by (used in) operating activities	(44.7)	1.8

Investing activities:
Acquisitions, net of cash acquired	—	(49.9)
Capital expenditures	(28.3)	(29.0)
Other investing activities, net	0.3	—
Net cash provided by (used in) investing activities	(28.0)	(78.9)

Financing activities:
Repurchases of common stock	(250.0)	(400.0)
Dividends paid	(45.7)	(45.2)
Proceeds from exercise of stock options	38.9	2.7
Withholding tax paid related to stock-based compensation	(9.9)	(12.9)
Other financing activities, net	(1.3)	(1.0)
Net cash provided by (used in) financing activities	(268.0)	(456.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.1)	0.2
Change in cash and cash equivalents	(340.8)	(533.3)
Cash and cash equivalents at beginning of period	1,112.1	753.5
Cash and cash equivalents at end of period	$771.3	$220.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	143.3	—	—	143.3
Other comprehensive income (loss)	—	—	—	8.3	—	—	—	8.3
Dividends - $1.00 per share	—	—	—	—	(45.3)	—	—	(45.3)
Repurchases of common stock(1)	(1.2)	—	—	—	—	1.2	(403.7)	(403.7)
Stock-based compensation(2)	0.1	—	(2.5)	—	—	(0.1)	3.1	0.6
Balance as of March 31, 2025	43.3	$78.7	$586.5	$(101.8)	$6,871.1	35.3	$(5,268.0)	$2,166.5

Balance as of December 31, 2025	41.0	$78.7	$603.5	$(70.0)	$7,332.5	37.6	$(6,149.3)	$1,795.4
Net income	—	—	—	—	127.7	—	—	127.7
Other comprehensive income (loss)	—	—	—	(10.0)	—	—	—	(10.0)
Dividends - $1.10 per share	—	—	—	—	(45.7)	—	—	(45.7)
Repurchases of common stock(1)	(0.7)	—	—	—	—	0.7	(251.7)	(251.7)
Stock-based compensation(2)	0.2	—	7.7	—	—	(0.2)	29.8	37.5
Balance as of March 31, 2026	40.5	$78.7	$611.2	$(80.0)	$7,414.5	38.1	$(6,371.2)	$1,653.2
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
These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), but they do not include all information required for complete financial statements. As such, they should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
Carlisle Weatherproofing Technologies ("CWT")—this segment produces building envelope solutions that drive energy efficiency and sustainability in commercial and residential applications. Products include high-performance waterproofing and moisture protection products, protective roofing underlayments, fully integrated liquid and sheet applied air/vapor barriers, sealants/primers and flashing systems, roof coatings and mastics, spray polyurethane foam and coating systems for a wide variety of thermal protection applications and other premium polyurethane products, block-molded expanded polystyrene insulation, engineered products for HVAC applications, and premium products for a variety of industrial and surfacing applications.
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

A summary of financial information by reportable segment follows:

	Three Months Ended March 31, 2026
(in millions)	CCM	CWT	Total
Revenue	$758.1	$294.0	$1,052.1

Cost of goods sold	476.9	212.2	689.1
Selling and administrative expenses	89.1	59.7	148.8
Research and development expenses	8.4	3.7	12.1
Other operating expense (income), net(1)	(0.3)	1.1	0.8
Segment operating income	184.0	17.3	201.3
Corporate operating expense			21.0
Interest expense			28.3
Interest income			(8.9)
Other non-operating expense (income), net			(2.3)
Income from continuing operations before income taxes			$163.2
(1)Primarily related to lease income and restructuring costs.

	Three Months Ended March 31, 2025
(in millions)	CCM	CWT	Total
Revenue	$798.5	$297.3	$1,095.8

Cost of goods sold	500.9	209.2	710.1
Selling and administrative expenses	95.0	68.7	163.7
Research and development expenses	8.1	2.6	10.7
Other operating expense (income), net(1)	(0.3)	0.6	0.3
Segment operating income	194.8	16.2	211.0
Corporate operating expense			27.4
Interest expense			14.8
Interest income			(6.4)
Other non-operating expense (income), net			0.2
Income from continuing operations before income taxes			$175.0
(1)Primarily related to legal settlements and asset retirement obligations.
Other financial information by reportable segment follows:

	Three Months Ended March 31,
	2026		2025
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$22.8	$18.9	$21.6	$18.4
Carlisle Weatherproofing Technologies	26.0	9.4	25.3	10.6
Segment total	48.8	28.3	46.9	29.0
Corporate	0.4	—	0.9	—
Total	$49.2	$28.3	$47.8	$29.0
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.

Note 3—Acquisitions
2025 Acquisitions
Bonded Logic
On June 30, 2025, the Company completed the acquisition of selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), for cash consideration of $61.4 million. Bonded Logic is a U.S. manufacturer of sustainable thermal and acoustical insulation products and is best known for its innovative natural fiber insulation products. The acquisition of Bonded Logic is consistent with Carlisle’s Vision 2030 strategy and its strategic pivot to a pure play building products company. The acquisition reinforces Carlisle’s emphasis on increased investment in innovation, synergistic M&A, delivering on its sustainability commitments, and bringing to market new building envelope products that deliver energy efficiency and contractor labor-savings.
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

	Preliminary Allocation	Measurement Period Adjustments	Preliminary Allocation
(in millions)	As of 6/30/2025		As of 3/31/2026
Total cash consideration transferred	$60.7	$0.7	$61.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	3.2	—	3.2
Inventories	5.0	(1.7)	3.3
Other current assets	0.1	—	0.1
Property, plant, and equipment	13.5	(0.7)	12.8
Other intangible assets	9.0	—	9.0
Other long-term assets	10.2	—	10.2
Accounts payable	(3.3)	—	(3.3)
Other current liabilities	(5.2)	2.4	(2.8)
Other long-term liabilities	(7.7)	—	(7.7)
Total identifiable net assets	24.8	—	24.8
Goodwill	$35.9	$0.7	$36.6
ThermaFoam
On February 3, 2025, the Company completed the acquisition of selected assets of ThermaFoam Operating LLC, PowerFoam LLC, and ThermaFoam Real Estate LLC (collectively, "ThermaFoam"), for cash consideration of $53.7 million. ThermaFoam provides expanded polystyrene insulation products into the commercial, residential, and infrastructure construction markets through both the ThermaFoam and PowerFoam brands. The purchase of ThermaFoam supports Carlisle’s Vision 2030 strategy and strategic pivot to a pure play building products company and leverages Carlisle’s vertically integrated expanded polystyrene capabilities while adding geographic coverage in Texas and the South Central United States.
The following table summarizes the consideration transferred to acquire ThermaFoam and the allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 2/3/2025		As of 2/2/2026
Total cash consideration transferred	$52.9	$0.8	$53.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	2.7	0.2	2.9
Inventories	1.4	—	1.4
Other current assets	0.1	—	0.1
Property, plant, and equipment	8.8	(0.1)	8.7
Other intangible assets	6.7	—	6.7
Accounts payable	(0.9)	0.1	(0.8)
Other current liabilities	(0.6)	0.3	(0.3)
Total identifiable net assets	18.2	0.5	18.7
Goodwill	$34.7	$0.3	$35.0
Note 4—Earnings Per Share
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
The denominator in the computation of diluted earnings per share includes the dilutive effect of stock options and performance share awards granted as part of the Company's Incentive Compensation Program. The dilutive effect of stock options is calculated using the treasury stock method when the average market price of the Company's common stock during the reporting period exceeds the exercise price of the options. Performance shares are contingently issuable, and the dilutive effect is based on the number of shares that would have been awarded had the conditions at the end of the reporting period continued until the end of the performance period.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Income from continuing operations	$127.7	$140.1
Less: Income allocated to participating securities	0.3	0.3
Income from continuing operations available to common stockholders	$127.4	$139.8

Shares:
Basic weighted-average shares outstanding	40.8	44.3
Effect of dilutive securities(1)	0.3	0.4
Diluted weighted-average shares outstanding	41.1	44.7

Earnings per share from continuing operations attributable to common shares:
Basic	$3.12	$3.16
Diluted	$3.10	$3.13
(1)The computation of diluted earnings per share excludes 0.2 million antidilutive stock options for each of the three months ended March 31, 2026 and 2025.

Note 5—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$695.5	$126.4	$821.9	$734.8	$138.1	$872.9
Residential construction	62.6	137.2	199.8	63.7	130.4	194.1
Other	—	30.4	30.4	—	28.8	28.8
Total revenues	$758.1	$294.0	$1,052.1	$798.5	$297.3	$1,095.8
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$670.6	$252.9	$923.5	$710.5	$255.4	$965.9
International:
Europe	63.8	4.9	68.7	59.8	4.7	64.5
North America (excluding U.S.)	18.3	32.7	51.0	22.5	32.9	55.4
Other	5.4	3.5	8.9	5.7	4.3	10.0
Total international	87.5	41.1	128.6	88.0	41.9	129.9
Total revenues	$758.1	$294.0	$1,052.1	$798.5	$297.3	$1,095.8
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

(in millions)	2026	2025
Balance as of January 1	$372.3	$350.5
Revenue deferred	10.3	11.5
Revenue recognized	(7.8)	(7.4)
Balance as of March 31	$374.8	$354.6
A summary of revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026, follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter
Extended service warranties	$23.2	$29.8	$28.7	$27.8	$26.9	$25.9	$212.5
Note 6—Income Taxes
The effective income tax rate on continuing operations for the three months ended March 31, 2026, was 21.8%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of 23.2% and a tax benefit of $2.3 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the three months ended March 31, 2025, was 19.9%.

Note 7—Inventories
A summary of the Company's inventories follows:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$159.1	$169.6
Work-in-process	29.8	25.1
Finished goods	303.8	266.5
Reserves	(11.7)	(13.9)
Inventories	$481.0	$447.3
Note 8—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	March 31, 2026			December 31, 2025
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,476.8	$(506.7)	$970.1	$1,479.6	$(483.6)	$996.0
Indefinite-lived trade names	253.8	—	253.8	254.4	—	254.4
Technology	202.5	(118.7)	83.8	203.3	(116.6)	86.7
Definite-lived trade names	117.4	(44.5)	72.9	117.6	(43.1)	74.5
Other	44.7	(31.9)	12.8	44.3	(30.4)	13.9
Other intangible assets	$2,095.2	$(701.8)	$1,393.4	$2,099.2	$(673.7)	$1,425.5
Note 9—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
5.55% Notes due 2040	$500.0	$500.0	$500.0	$505.6
5.25% Notes due 2035	500.0	500.0	505.8	511.1
2.20% Notes due 2032	550.0	550.0	473.8	479.4
2.75% Notes due 2030	750.0	750.0	701.0	707.8
3.75% Notes due 2027	600.0	600.0	593.1	597.1
Unamortized discount and debt issuance costs	(26.3)	(27.3)
Other	14.9	13.7
Total debt	2,888.6	2,886.4
Less: Current portion of debt	4.9	4.8
Long-term debt	$2,883.7	$2,881.6
(1)The fair value is estimated based on current yield rates plus the Company’s estimated credit spread available for financings with similar terms and maturities. Based on these inputs, the debt instruments are classified as Level 2 in the fair value hierarchy.
Notes
On August 20, 2025, the Company completed a public offering of unsecured senior notes, consisting of $500.0 million in aggregate principal amount with a stated interest rate of 5.25% due September 15, 2035 and $500.0 million in aggregate principal amount with a stated interest rate of 5.55% due September 15, 2040.
Revolving Credit Facility
During the three months ended March 31, 2026, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of March 31, 2026 and December 31, 2025, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.

Covenants and Limitations
The Notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of March 31, 2026 and December 31, 2025.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of March 31, 2026 and December 31, 2025, the Company had $48.0 million and $48.8 million, respectively, in letters of credit and bank guarantees outstanding. The Company has multiple arrangements for up to $100.0 million in letters of credit, of which $52.0 million was available as of March 31, 2026.
Note 10—Commitments and Contingencies
Litigation
As of March 31, 2026, there were no material developments in the legal proceedings included in Note 15 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and there were no new material legal proceedings during the three months ended March 31, 2026.

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
Executive Overview
Carlisle reported strong first quarter results despite challenges associated with the Middle East conflict, housing affordability, and weather. Our team executed with discipline against our Vision 2030 priorities, delivering diluted earnings per share of $3.10 and increasing operating margin by 30 basis points and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margin by 50 basis points. Revenue of $1.1 billion was impacted by unfavorable winter weather conditions that constrained contractors' days on the roof throughout the quarter into early March. The quarter was shaped by three themes: our swift pricing response to oil-driven cost inflation, our disciplined execution in protecting margins, and our continued progress on innovation and other strategic priorities.
While the cost of our raw materials does not fully correlate with oil price fluctuations, the magnitude and increasing duration of elevated oil prices has impacted our petrochemical-linked raw material inputs. We have responded quickly to this cost inflation by announcing price increases across CCM and CWT along with freight surcharges to offset escalating freight rates.
At CCM, operating margin decreased 10 basis points to 24.3%, and adjusted EBITDA margin expanded 30 basis points year-over-year to 27.4% despite lower revenue, as volume headwinds were offset by productivity gains driven by the Carlisle Operating System ("COS"), procurement discipline, and selling and administrative cost controls. At CWT, operating margin increased 50 basis points to 5.9%, and adjusted EBITDA margins decreased 40 basis points to 15.2% due to lower volumes which was partially offset by the positive impact of operational improvements that continued to deliver measurable results, including footprint consolidation and expanded in-house polystyrene resin capacity.
The quarter also marked meaningful progress toward our Vision 2030 goal of driving value through innovation. Our new ThermaThin 7 polyiso insulation received both the People’s Choice and Expert’s Choice awards at the 2026 International Roofing Expo. Across the business, we are on track to launch many new products in 2026, reflecting strong momentum in our innovation pipeline.
As we move through 2026, we remain focused on integrating recent acquisitions, driving structural margin improvement through COS, and elevating the Carlisle Experience.

Summary of Financial Results

	Three Months Ended March 31,
(in millions, except per share amounts and percentages)	2026	2025
Revenues	$1,052.1	$1,095.8
Operating income	$180.3	$183.6
Operating margin	17.1%	16.8%
Income from continuing operations	$127.7	$140.1
Diluted earnings per share from continuing operations	$3.10	$3.13

Adjusted EBITDA(1)	$234.6	$238.4
Adjusted EBITDA margin(1)	22.3%	21.8%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2026	2025	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended March 31	$1,052.1	$1,095.8	$(43.7)	(4.0)%	(5.0)%	0.4%	0.6%
Revenues decreased in the first quarter of 2026, primarily due to lower sales volumes in our non-residential construction end-market resulting from the impact of adverse winter weather on shipment timing and the continuation of soft new construction activity.
Gross Profit

(in millions, except percentages)	Three Months Ended March 31,
	2026	2025	Change	%
Gross profit	$363.2	$385.7	$(22.5)	(5.8)%
Gross margin	34.5%	35.2%
Gross margin decreased in the first quarter of 2026, primarily due to increased unit costs resulting from higher absorption of fixed costs on lower volumes.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2026	2025	Change	%
Selling and administrative expenses	$171.8	$194.0	$(22.2)	(11.4)%
As a percentage of revenues	16.3%	17.7%
Selling and administrative expenses decreased in the first quarter of 2026, primarily resulting from lower wage and benefit expenses of $12.1 million and lower acquisition-related costs and professional fees of $6.0 million.
Research and Development Expenses

(in millions, except percentages)	Three Months Ended March 31,
	2026	2025	Change	%
Research and development expenses	$12.1	$10.7	$1.4	13.1%
As a percentage of revenues	1.2%	1.0%
Research and development expenses increased in the first quarter of 2026, primarily due to higher new product development expenses. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.

Interest

(in millions, except percentages)	Three Months Ended March 31,
	2026	2025	Change	%
Interest expense	$28.3	$14.8	$13.5	91.2%
Interest income	$(8.9)	$(6.4)	$(2.5)	39.1%
Interest expense increased in the first quarter of 2026, primarily due to higher long-term debt balances associated with the notes issued on August 20, 2025. Refer to Note 9 for further information on our long-term debt.
Interest income increased during the first quarter of 2026, primarily due to a higher invested cash balance compared to 2025.
Income Taxes

(in millions, except percentages)	Three Months Ended March 31,
	2026	2025	Change	%
Provision for income taxes	$35.5	$34.9	$0.6	1.7%
Effective tax rate	21.8%	19.9%
The provision for income taxes on continuing operations increased during the first quarter, primarily due to lower excess tax benefits from employee stock compensation, partially offset by lower pre-tax income.
The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of 23.2% and a tax benefit of $2.3 million from discrete activity primarily related to excess tax benefits from employee stock compensation, compared to an anticipated rate of 23.3% and a tax benefit from discrete activity of $5.8 million in the first quarter of 2025.
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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$758.1	$798.5	$(40.4)	(5.1)%	(5.8)%	—%	0.7%
Operating income	$184.0	$194.8	$(10.8)	(5.5)%
Operating margin	24.3%	24.4%
Adjusted EBITDA(1)	$207.9	$216.5	$(8.6)	(4.0)%
Adjusted EBITDA margin(1)	27.4%	27.1%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
CCM's revenue decreased in the first quarter of 2026, primarily reflecting lower volumes due to the adverse winter weather and continued softness in commercial new construction activity.
CCM's operating margin was relatively flat and adjusted EBITDA margin increased in the first quarter of 2026, primarily due to the impact of lower sales volumes offset by lower selling and administrative expenses of $5.9 million driven by ongoing COS-led cost saving initiatives.
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

(in millions, except percentages)	Three Months Ended March 31,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$294.0	$297.3	$(3.3)	(1.1)%	(3.0)%	1.4%	0.5%
Operating income	$17.3	$16.2	$1.1	6.8%
Operating margin	5.9%	5.4%
Adjusted EBITDA(1)	$44.8	$46.3	$(1.5)	(3.2)%
Adjusted EBITDA margin(1)	15.2%	15.6%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
CWT’s revenue decreased in the first quarter of 2026, primarily driven by lower sales volumes due to continued market softness in new construction activity, partially offset by revenue from the recent acquisitions of ThermaFoam and Bonded Logic.
CWT’s operating margin increased and adjusted EBITDA margin decreased in the first quarter of 2026, primarily due to the impact of lower sales volumes partially offset by lower selling and administrative expenses of $9.0 million driven by lower acquisition costs of $4.2 million and savings from targeted restructurings.
Liquidity and Capital Resources
We believe that our current cash reserves, available credit facilities, and anticipated operating cash flows are adequate to meet our short-term projected business requirements for at least the next 12 months and our long-term financial requirements, including the repayment of outstanding principal balances on existing notes by their respective maturity dates.
Additional sources of liquidity may be obtained through access to the capital markets, subject to market conditions. The Company may consider such access for general corporate purposes that include the repayment of outstanding debt, additions to working capital, capital expenditures, investments in our subsidiaries, acquisitions, investments in third parties or the repurchase, redemption or retirement of securities, including our common stock. For further details regarding long-term debt, refer to Note 9.
Management retains discretion over the allocation of available cash and may deploy resources toward capital expenditures, acquisitions, strategic investments, dividends, or share repurchases.

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$(44.7)	$1.8
Net cash provided by (used in) investing activities	(28.0)	(78.9)
Net cash provided by (used in) financing activities	(268.0)	(456.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.1)	0.2
Change in cash and cash equivalents	$(340.8)	$(533.3)
Operating Activities
Net cash used in operating activities for the first three months of 2026 was $44.7 million. Net cash provided by operating activities was $1.8 million for the first three months of 2025. This year-over-year change was primarily driven by higher working capital uses of $29.6 million and lower income from continuing operations, excluding non-cash reconciling items, of $14.6 million.
We typically deploy cash in the first quarter to settle year-end liabilities and build working capital ahead of the construction season. Compared to the first three months of 2025, we used $107.9 million more cash to settle other current liabilities, primarily reflecting a $125 million post-year-end settlement of an accrued tax-related liability. Excluding this tax-related payment, operating cash flow improved compared to the first three months of 2025 as we deployed $18.0 million less into accounts receivable due to timing of sales and collections, $20.0 million less into inventories due to improved inventory turnover, and $34.5 million less into accounts payable due to timing of expenses and payments.

Investing Activities
Net cash used in investing activities of $28.0 million for the first three months of 2026 primarily reflected capital expenditures of $28.3 million. Cash used in investing activities of $78.9 million for the first three months of 2025 primarily reflected the purchase of ThermaFoam for $52.9 million and capital expenditures of $29.0 million.
Financing Activities
Net cash used in financing activities of $268.0 million in the first three months of 2026 primarily reflected share repurchases of $250.0 million and cash dividend payments of $45.7 million. Cash used in financing activities of $456.4 million in the first three months of 2025 primarily reflected share repurchases of $400.0 million and cash dividend payments of $45.2 million.
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

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025
Net income (GAAP)	$127.7	$143.3
Less: Income from discontinued operations (GAAP)	—	3.2
Income from continuing operations (GAAP)	127.7	140.1
Provision for income taxes	35.5	34.9
Interest expense	28.3	14.8
Interest income	(8.9)	(6.4)
EBIT	182.6	183.4
Non-comparable (gains) / losses and costs related to:
Acquisitions	0.4	6.8
Dispositions	0.1	0.1
Restructuring	2.4	0.1
Legal settlements	(0.1)	0.2
Total non-comparable items	2.8	7.2
Adjusted EBIT	185.4	190.6
Depreciation	18.8	17.7
Amortization	30.4	30.1
Adjusted EBITDA	$234.6	$238.4
Divided by:
Total revenues	$1,052.1	$1,095.8
Adjusted EBITDA margin	22.3%	21.8%

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions, except percentages)	CCM	CWT	Corporate	CCM	CWT	Corporate
Operating income (loss) (GAAP)	$184.0	$17.3	$(21.0)	$194.8	$16.2	$(27.4)
Non-operating expense (income), net	0.1	(0.1)	(2.3)	(0.1)	—	0.3
EBIT	183.9	17.4	(18.7)	194.9	16.2	(27.7)
Non-comparable (gains) / losses and costs related to:
Acquisitions	—	0.2	0.2	—	4.4	2.4
Dispositions	—	0.1	—	—	0.1	—
Restructuring	1.1	1.3	—	—	0.1	—
Legal settlements	0.1	(0.2)	—	—	0.2	—
Total non-comparable items	1.2	1.4	0.2	—	4.8	2.4
Adjusted EBIT	185.1	18.8	(18.5)	194.9	21.0	(25.3)
Depreciation	13.4	5.1	0.3	12.6	4.7	0.4
Amortization	9.4	20.9	0.1	9.0	20.6	0.5
Adjusted EBITDA	$207.9	$44.8	$(18.1)	$216.5	$46.3	$(24.4)
Divided by:
Total revenues	$758.1	$294.0	$—	$798.5	$297.3	$—
Adjusted EBITDA margin	27.4%	15.2%	NM	27.1%	15.6%	NM
Forward-Looking Statements
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about our expectations, plans, objectives, future financial performance and other matters that are not historical facts. You can identify these forward-looking statements by our use of words such as "anticipate," "believe," "continues," "estimate," "expect," "forecast," "foresee," "intends," "may," "plans," "project," "pursue," "should," "will" and similar expressions. We cannot guarantee that any forward-looking statement will be realized, although we believe that we have been prudent in our plans, estimates and assumptions. Such statements are made based on known events and circumstances at the time of publication and, as such, are subject in the future to unforeseen risks and uncertainties and to assumptions that may prove to be inaccurate. It is possible that our future performance may differ materially from current expectations expressed in, or implied by, these forward-looking statements due to a variety of factors, including:
•increasing price and product/service competition by foreign and domestic competitors, including new entrants;
•significant reliance on our key customers;
•damage to, or prolonged disruption of, our manufacturing facilities;
•technological developments and changes;
•the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•our mix of products/services;
•increases in raw material costs that cannot be recovered in product pricing;
•domestic and foreign governmental and public policy changes including environmental and industry regulations;
•the ability of our customers to maintain appropriate labor levels under U.S. immigration laws, policies and practices;
•the ability to meet our goals relating to our intended reduction of greenhouse gas emissions, including our net zero commitments;
•threats associated with, and efforts to combat, terrorism;
•protection and validity of patent and other intellectual property rights;
•the identification of strategic acquisition targets and our successful completion of any transaction and integration of our strategic acquisitions;
•the cyclical nature of our businesses;
•the impact of information technology, cybersecurity, artificial intelligence or data security breaches at our businesses or third parties;
•the outcome of pending and future litigation, including product liability claims, and governmental proceedings;

•general industry and market conditions and growth rates, the condition of the financial and credit markets and general domestic and international economic conditions, including inflation, interest rate and currency exchange rate fluctuations, and tariffs;
•any conflict in the international arena, including the Russian invasion of Ukraine and war in the Middle East; and
•the other factors discussed in the reports we file with, or furnish to, the Securities and Exchange Commission from time to time.
Any forward-looking statement speaks only as of the date on which that statement is made, and we undertake no duty to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which that statement is made, unless otherwise required by law. New factors emerge from time to time, and it is not possible for us to predict all of those factors, nor can we assess the impact of each of those factors on the business.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the three months ended March 31, 2026. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report on Form 10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of March 31, 2026, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal control over financial reporting. During the first quarter of 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 10.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended March 31, 2026:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – January 31	0.3	$347.78	0.3	7.0
February 1 – February 28	0.1	402.57	0.1	6.9
March 1 – March 31	0.3	350.61	0.3	6.6
Total	0.7		0.7
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended March 31, 2026, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026.
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

CARLISLE COMPANIES INCORPORATED

Date:	April 24, 2026	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer