Form 10-Q
period 2026-06-30
CARLISLE COMPANIES INC
filed 2026-07-30
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
On July 23, 2026, there were 39,714,133 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$1,570.3	$1,449.5	$2,622.4	$2,545.3

Cost of goods sold	1,001.9	908.4	1,690.8	1,618.5
Selling and administrative expenses	199.3	196.9	371.1	390.9
Research and development expenses	11.4	11.1	23.5	21.8
Other operating expense (income), net	5.2	(1.9)	4.2	(4.5)
Operating income	352.5	335.0	532.8	518.6
Interest expense	27.4	14.7	55.7	29.5
Interest income	(6.6)	(1.4)	(15.5)	(7.8)
Other non-operating expense (income), net	(2.0)	(1.9)	(4.3)	(1.7)
Income from continuing operations before income taxes	333.7	323.6	496.9	498.6
Provision for income taxes	76.0	68.1	111.5	103.0
Income from continuing operations	257.7	255.5	385.4	395.6
Income (loss) from discontinued operations	(2.5)	0.3	(2.5)	3.5
Net income	$255.2	$255.8	$382.9	$399.1

Basic earnings per share attributable to common shares:
Income from continuing operations	$6.39	$5.92	$9.49	$9.05
Income (loss) from discontinued operations	(0.06)	0.01	(0.06)	0.08
Basic earnings per share	$6.33	$5.93	$9.43	$9.13

Diluted earnings per share attributable to common shares:
Income from continuing operations	$6.36	$5.87	$9.43	$8.97
Income (loss) from discontinued operations	(0.06)	0.01	(0.06)	0.08
Diluted earnings per share	$6.30	$5.88	$9.37	$9.05

Average shares outstanding:
Basic	40.2	43.0	40.5	43.6
Diluted	40.5	43.4	40.8	44.0

Comprehensive income:
Net income	$255.2	$255.8	$382.9	$399.1
Other comprehensive income (loss):
Foreign currency gains (losses)	(7.6)	29.2	(18.5)	37.2
Other, net of tax	0.8	0.4	1.7	0.7
Other comprehensive income (loss)	(6.8)	29.6	(16.8)	37.9
Comprehensive income	$248.4	$285.4	$366.1	$437.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$665.3	$1,112.1
Receivables, net of allowance for credit losses of $3.8 and $3.9	955.9	593.8
Inventories	492.7	447.3
Prepaid expenses	26.3	28.5
Other current assets	156.9	95.7
Total current assets	2,297.1	2,277.4

Property, plant, and equipment, net of accumulated depreciation of $800.5 and $774.0	827.6	807.1
Goodwill	1,539.5	1,538.9
Other intangible assets, net of accumulated amortization of $731.0 and $673.7	1,363.4	1,425.5
Other long-term assets	207.1	214.1
Total assets	$6,234.7	$6,263.0

LIABILITIES AND EQUITY
Accounts payable	$408.4	$233.0
Other current liabilities	475.0	503.0
Total current liabilities	883.4	736.0

Long-term debt	2,884.9	2,881.6
Contract liabilities	347.7	342.5
Deferred taxes	243.4	245.6
Other long-term liabilities	258.1	261.9

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	619.0	603.5
Treasury stock(3)	(6,619.0)	(6,149.3)
Accumulated other comprehensive loss	(86.8)	(70.0)
Retained earnings	7,625.3	7,332.5
Total liabilities and equity	$6,234.7	$6,263.0
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 39.8 and 41.0 shares outstanding, respectively
(3)Treasury Stock: at cost; 38.8 and 37.6 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities:
Net income	$382.9	$399.1
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation	37.4	36.1
Amortization	60.5	60.6
Stock-based compensation	17.9	19.5
Deferred taxes	(0.5)	(2.4)
Other operating activities, net	19.8	22.1
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(363.7)	(291.3)
Inventories	(47.4)	(18.5)
Accounts payable	177.9	71.8
Other assets and liabilities	(87.7)	(8.1)
Net cash provided by (used in) operating activities	197.1	288.9

Investing activities:
Acquisitions, net of cash acquired	—	(108.1)
Capital expenditures	(70.0)	(57.8)
Other investing activities, net	0.3	—
Net cash provided by (used in) investing activities	(69.7)	(165.9)

Financing activities:
Repurchases of common stock	(500.0)	(700.0)
Dividends paid	(90.1)	(88.3)
Proceeds from exercise of stock options	42.6	8.8
Withholding tax paid related to stock-based compensation	(11.6)	(13.3)
Other financing activities, net	(14.7)	(16.1)
Net cash provided by (used in) financing activities	(573.8)	(808.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.4)	0.8
Change in cash and cash equivalents	(446.8)	(685.1)
Cash and cash equivalents at beginning of period	1,112.1	753.5
Cash and cash equivalents at end of period	$665.3	$68.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of March 31, 2025	43.3	$78.7	$586.5	$(101.8)	$6,871.1	35.3	$(5,268.0)	$2,166.5
Net income	—	—	—	—	255.8	—	—	255.8
Other comprehensive income (loss)	—	—	—	29.6	—	—	—	29.6
Dividends - $1.00 per share	—	—	—	—	(43.1)	—	—	(43.1)
Repurchases of common stock(1)	(0.8)	—	—	—	—	0.8	(302.6)	(302.6)
Stock-based compensation(2)	0.1	—	(0.9)	—	—	(0.1)	15.3	14.4
Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6

Balance as of March 31, 2026	40.5	$78.7	$611.2	$(80.0)	$7,414.5	38.1	$(6,371.2)	$1,653.2
Net income	—	—	—	—	255.2	—	—	255.2
Other comprehensive income (loss)	—	—	—	(6.8)	—	—	—	(6.8)
Dividends - $1.10 per share	—	—	—	—	(44.4)	—	—	(44.4)
Repurchases of common stock(1)	(0.7)	—	—	—	—	0.7	(252.4)	(252.4)
Stock-based compensation(2)	—	—	7.8	—	—	—	4.6	12.4
Balance as of June 30, 2026	39.8	$78.7	$619.0	$(86.8)	$7,625.3	38.8	$(6,619.0)	$1,617.2
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	399.1	—	—	399.1
Other comprehensive income (loss)	—	—	—	37.9	—	—	—	37.9
Dividends - $2.00 per share	—	—	—	—	(88.4)	—	—	(88.4)
Repurchases of common stock(1)	(2.0)	—	—	—	—	2.0	(706.3)	(706.3)
Stock-based compensation(2)	0.2	—	(3.4)	—	—	(0.2)	18.4	15.0
Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6

Balance as of December 31, 2025	41.0	$78.7	$603.5	$(70.0)	$7,332.5	37.6	$(6,149.3)	$1,795.4
Net income	—	—	—	—	382.9	—	—	382.9
Other comprehensive income (loss)	—	—	—	(16.8)	—	—	—	(16.8)
Dividends - $2.20 per share	—	—	—	—	(90.1)	—	—	(90.1)
Repurchases of common stock(1)	(1.4)	—	—	—	—	1.4	(504.1)	(504.1)
Stock-based compensation(2)	0.2	—	15.5	—	—	(0.2)	34.4	49.9
Balance as of June 30, 2026	39.8	$78.7	$619.0	$(86.8)	$7,625.3	38.8	$(6,619.0)	$1,617.2
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

A summary of financial information by reportable segment follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Revenue	$1,181.3	$389.0	$1,570.3	$1,095.6	$353.9	$1,449.5

Cost of goods sold	727.2	272.8	1,000.0	665.1	241.6	906.7
Selling and administrative expenses	106.8	65.3	172.1	100.0	64.7	164.7
Research and development expenses	8.6	2.8	11.4	7.1	4.0	11.1
Other operating expense (income), net(1)	0.6	6.3	6.9	(0.4)	1.1	0.7
Segment operating income	338.1	41.8	379.9	323.8	42.5	366.3
Corporate operating expense			27.4			31.3
Interest expense			27.4			14.7
Interest income			(6.6)			(1.4)
Other non-operating expense (income), net			(2.0)			(1.9)
Income from continuing operations before income taxes			$333.7			$323.6

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Revenue	$1,939.4	$683.0	$2,622.4	$1,894.1	$651.2	$2,545.3

Cost of goods sold	1,204.1	485.0	1,689.1	1,166.0	450.8	1,616.8
Selling and administrative expenses	195.9	125.0	320.9	195.0	133.4	328.4
Research and development expenses	17.0	6.5	23.5	15.2	6.6	21.8
Other operating expense (income), net(1)	0.3	7.4	7.7	(0.7)	1.7	1.0
Segment operating income	522.1	59.1	581.2	518.6	58.7	577.3
Corporate operating expense			48.4			58.7
Interest expense			55.7			29.5
Interest income			(15.5)			(7.8)
Other non-operating expense (income), net			(4.3)			(1.7)
Income from continuing operations before income taxes			$496.9			$498.6
(1)Other operating expense (income), net primarily consisted of restructuring-related costs for the three and six months ended June 30, 2026, and lease termination and litigation settlement costs for the three and six months ended June 30, 2025.
Other financial information by reportable segment follows:

	Three Months Ended June 30,
	2026		2025
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$22.9	$25.3	$22.2	$18.9
Carlisle Weatherproofing Technologies	25.5	16.2	25.8	9.9
Segment total	48.4	41.5	48.0	28.8
Corporate	0.3	0.2	0.9	—
Total	$48.7	$41.7	$48.9	$28.8

	Six Months Ended June 30,
	2026		2025
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$45.7	$44.2	$43.8	$37.3
Carlisle Weatherproofing Technologies	51.5	25.6	51.1	20.5
Segment total	97.2	69.8	94.9	57.8
Corporate	0.7	0.2	1.8	—
Total	$97.9	$70.0	$96.7	$57.8
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
The following table summarizes the consideration transferred to acquire Bonded Logic and the allocation of the purchase price among the assets acquired and liabilities assumed based upon their acquisition date fair values with the remainder allocated to goodwill.

	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
(in millions)	As of 6/30/2025		As of 6/29/2026
Total cash consideration transferred	$60.7	$0.7	$61.4
Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	3.2	—	3.2
Inventories	5.0	(1.7)	3.3
Other current assets	0.1	—	0.1
Property, plant, and equipment	13.5	(6.6)	6.9
Other intangible assets	9.0	—	9.0
Other long-term assets	10.2	—	10.2
Accounts payable	(3.3)	—	(3.3)
Other current liabilities	(5.2)	2.4	(2.8)
Deferred income taxes	—	0.4	0.4
Other long-term liabilities	(7.7)	—	(7.7)
Total identifiable net assets	24.8	(5.5)	19.3
Goodwill	$35.9	$6.2	$42.1
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
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Income from continuing operations	$257.7	$255.5	$385.4	$395.6
Less: Income allocated to participating securities	0.5	0.4	0.8	0.7
Income from continuing operations available to common stockholders	$257.2	$255.1	$384.6	$394.9

Shares:
Basic weighted-average shares outstanding	40.2	43.0	40.5	43.6
Effect of dilutive securities(1)	0.3	0.4	0.3	0.4
Diluted weighted-average shares outstanding	40.5	43.4	40.8	44.0

Earnings per share from continuing operations attributable to common shares:
Basic	$6.39	$5.92	$9.49	$9.05
Diluted	$6.36	$5.87	$9.43	$8.97
(1)The computation of diluted earnings per share excludes antidilutive stock options of 0.4 million and 0.2 million for the three months ended June 30, 2026 and 2025, respectively, and 0.3 million and 0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Note 5—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$1,089.3	$174.1	$1,263.4	$1,011.5	$165.0	$1,176.5
Residential construction	92.0	176.1	268.1	84.1	158.3	242.4
Other	—	38.8	38.8	—	30.6	30.6
Total revenues	$1,181.3	$389.0	$1,570.3	$1,095.6	$353.9	$1,449.5

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$1,784.8	$300.5	$2,085.3	$1,746.3	$303.1	$2,049.4
Residential construction	154.6	313.3	467.9	147.8	288.7	436.5
Other	—	69.2	69.2	—	59.4	59.4
Total revenues	$1,939.4	$683.0	$2,622.4	$1,894.1	$651.2	$2,545.3
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$1,078.6	$333.4	$1,412.0	$1,011.2	$301.4	$1,312.6
International:
Europe	76.5	6.7	83.2	64.3	4.5	68.8
North America (excluding U.S.)	20.7	44.9	65.6	14.5	44.0	58.5
Other	5.5	4.0	9.5	5.6	4.0	9.6
Total international	102.7	55.6	158.3	84.4	52.5	136.9
Total revenues	$1,181.3	$389.0	$1,570.3	$1,095.6	$353.9	$1,449.5

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$1,749.2	$586.3	$2,335.5	$1,721.7	$556.8	$2,278.5
International:
Europe	140.3	11.6	151.9	124.1	9.2	133.3
North America (excluding U.S.)	39.0	77.6	116.6	37.0	76.9	113.9
Other	10.9	7.5	18.4	11.3	8.3	19.6
Total international	190.2	96.7	286.9	172.4	94.4	266.8
Total revenues	$1,939.4	$683.0	$2,622.4	$1,894.1	$651.2	$2,545.3
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

(in millions)	2026	2025
Balance as of January 1	$372.3	$350.5
Revenue deferred	21.7	23.5
Revenue recognized	(15.9)	(15.0)
Balance as of June 30	$378.1	$359.0

A summary of revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026, follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter
Extended service warranties	$15.8	$30.4	$29.3	$28.3	$27.5	$26.4	$220.4
Note 6—Income Taxes
The effective income tax rate on continuing operations for the six months ended June 30, 2026, was 22.4%. The year-to-date provision for income taxes includes taxes on earnings at an anticipated rate of 23.2% and a discrete tax benefit of $3.8 million primarily from excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the six months ended June 30, 2025, was 20.7%.
Note 7—Inventories
A summary of the Company's inventories follows:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$169.2	$169.6
Work-in-process	31.3	25.1
Finished goods	305.4	266.5
Reserves	(13.2)	(13.9)
Inventories	$492.7	$447.3
Note 8—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	June 30, 2026			December 31, 2025
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,474.7	$(530.5)	$944.2	$1,479.6	$(483.6)	$996.0
Indefinite-lived trade names	253.4	—	253.4	254.4	—	254.4
Technology	202.3	(121.3)	81.0	203.3	(116.6)	86.7
Definite-lived trade names	117.3	(45.9)	71.4	117.6	(43.1)	74.5
Other	46.7	(33.3)	13.4	44.3	(30.4)	13.9
Other intangible assets	$2,094.4	$(731.0)	$1,363.4	$2,099.2	$(673.7)	$1,425.5
Note 9—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
5.55% Notes due 2040	$500.0	$500.0	$495.9	$505.6
5.25% Notes due 2035	500.0	500.0	499.4	511.1
2.20% Notes due 2032	550.0	550.0	475.9	479.4
2.75% Notes due 2030	750.0	750.0	700.4	707.8
3.75% Notes due 2027	600.0	600.0	593.2	597.1
Unamortized discount and debt issuance costs	(25.3)	(27.3)
Other	15.2	13.7
Total debt	2,889.9	2,886.4
Less: Current portion of debt	5.0	4.8
Long-term debt	$2,884.9	$2,881.6
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
Revolving Credit Facility
During the six months ended June 30, 2026, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of June 30, 2026 and December 31, 2025, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.
Covenants and Limitations
The Company's outstanding unsecured notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of June 30, 2026 and December 31, 2025.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of June 30, 2026 and December 31, 2025, the Company had $48.7 million and $48.8 million, respectively, in letters of credit and bank guarantees outstanding. The Company has multiple arrangements for up to $125.0 million in letters of credit, of which $76.3 million was available as of June 30, 2026.
Note 10—Commitments and Contingencies
Litigation
As of June 30, 2026, there were no material developments in the legal proceedings included in Note 15 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and there were no new material legal proceedings during the six months ended June 30, 2026.

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
Executive Overview
Our second quarter results reflect the Carlisle team's relentless focus on execution and operational discipline in a challenging macroeconomic environment. We delivered revenue of $1.6 billion, up 8% year-over-year, and diluted earnings per share of $6.36, up 8%. Our teams drove above-market growth in both CCM and CWT through continued execution of our strategic growth initiatives. We focused on the factors within our control: swift pricing actions, disciplined cost management, and continued progress on innovation. We remain committed to advancing our Vision 2030 strategy through organic growth, bolt-on acquisitions, margin expansion, increased free cash flow, and disciplined capital allocation.
Our revenue was driven by above-market volume growth from continued execution of strategic initiatives, solid re-roofing demand, and customer pre-buying ahead of announced price increases. Our margin performance remained resilient despite continued market headwinds, reflecting the benefits of our operational efficiency initiatives and our unwavering commitment to operational excellence. At CCM, operating margin was 28.6% and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margin was 30.7%, and at CWT, operating margin was 10.7% and adjusted EBITDA margin was 19.0%, each in line with our expectations, even as elevated input costs outpaced pricing realization during the quarter. Notably, CWT's adjusted EBITDA margin improved 380 basis points compared to the prior quarter, aided by our investments in automation, manufacturing consolidation, and the expansion of in-house expanded polystyrene resin capacity, which all continued to gain traction.
The most significant, and well-understood, external challenge in the quarter was the rapid rise in petroleum-derived raw material and freight costs driven by the conflict in the Middle East. We acted decisively to recover our costs through freight surcharges and broad-based price increases across CCM and CWT, implemented in April and July, with a third increase taking effect in August. As we have experienced in prior raw material inflationary cycles, pricing realization typically lags cost inflation, and we expect the benefit of our pricing actions to build through the second half of 2026 and into 2027.
We also continued to advance our innovation pipeline to support our Vision 2030 objectives. We have launched roughly half of our planned new products for 2026, highlighted by the first commercial shipment of our award-winning ThermaThin 7 polyiso insulation. ThermaThin 7 enables thinner roof assemblies, lower freight costs from fewer truckloads, and superior cold weather thermal performance. We remain on track to introduce the balance of this year's new products and continue to invest in our research and innovation center to support long-term growth.
Our strong balance sheet continues to support our balanced and disciplined approach to capital allocation. During the quarter, we repurchased $250 million of shares, and we have increased our full-year target for repurchases to $1.2 billion. Our M&A framework remains unchanged: disciplined, synergistic building envelope acquisitions that enhance our systems offering, increase content per square foot, and meet our strict returns criteria.
Based on our first-half performance, continued momentum in our strategic growth initiatives, and the pricing actions we have taken to date, we are raising our full-year 2026 revenue outlook to mid-single-digit growth with operating and adjusted EBITDA margins approximately flat. This outlook reflects disciplined execution, partial recovery of higher raw material and freight costs, and easier comparisons. It does not assume a near-term recovery in new construction markets. With the strength of our imperative business model, resilient re-roofing demand, and our leadership position in North America, we remain confident in our path to our Vision 2030 financial objectives.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts and percentages)	2026	2025	2026	2025
Revenues	$1,570.3	$1,449.5	$2,622.4	$2,545.3
Operating income	$352.5	$335.0	$532.8	$518.6
Operating margin	22.4%	23.1%	20.3%	20.4%
Income from continuing operations	$257.7	$255.5	$385.4	$395.6
Diluted earnings per share from continuing operations	$6.36	$5.87	$9.43	$8.97

Adjusted EBITDA(1)	$412.0	$389.3	$646.6	$627.7
Adjusted EBITDA margin(1)	26.2%	26.9%	24.7%	24.7%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2026	2025	Change	%	Organic	Acquisition Effect	Exchange Rate Effect
Three months ended June 30	$1,570.3	$1,449.5	$120.8	8.3%	7.9%	0.3%	0.1%
Six months ended June 30	$2,622.4	$2,545.3	$77.1	3.0%	2.3%	0.3%	0.4%
Revenues increased in the second quarter and the first six months of 2026, mostly driven by volume increases at both CCM and CWT due to strong execution of strategic growth and share gain initiatives.
Gross Profit

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Gross profit	$568.4	$541.1	$27.3	5.0%	$931.6	$926.8	$4.8	0.5%
Gross margin	36.2%	37.3%			35.5%	36.4%
Gross margin decreased in the second quarter and the first six months of 2026, primarily driven by inflation of our petrochemical-based raw material inputs and freight costs due to the rapid increase in oil prices caused by the conflict in the Middle East, which outpaced the impact of price increases put in place during the second quarter.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Selling and administrative expenses	$199.3	$196.9	$2.4	1.2%	$371.1	$390.9	$(19.8)	(5.1)%
As a percentage of revenues	12.7%	13.6%			14.2%	15.4%
Selling and administrative expenses increased in the second quarter, primarily due to higher wage and benefit expenses of $6.0 million driven by increased incentive compensation and higher commissions expense of $4.6 million, partially offset by a $5.5 million decrease in acquisition-related costs and professional fees.
Selling and administrative expenses decreased in the first six months of 2026, primarily due to a $6.1 million decrease in wage and benefit expenses driven by lower headcount and an $11.5 million decrease in acquisition-related costs and professional fees.

Research and Development Expenses

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Research and development expenses	$11.4	$11.1	$0.3	2.7%	$23.5	$21.8	$1.7	7.8%
As a percentage of revenues	0.7%	0.8%			0.9%	0.9%
Research and development expenses increased in the second quarter and the first six months of 2026, primarily due to higher new product development expenses. The increase in research and development expenses is consistent with a key pillar of Vision 2030 to drive innovation with a commitment to investing in the creation of new products and solutions that add value through advancements in sustainability and energy and labor efficiencies.
Interest

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest expense	$27.4	$14.7	$12.7	86.4%	$55.7	$29.5	$26.2	88.8%
Interest income	$(6.6)	$(1.4)	$(5.2)	371.4%	$(15.5)	$(7.8)	$(7.7)	98.7%
Interest expense increased in the second quarter and the first six months of 2026, primarily due to higher long-term debt balances associated with the notes issued on August 20, 2025. Refer to Note 9 for further information on our long-term debt.
Interest income increased during the second quarter and the first six months of 2026, primarily due to a higher invested cash balance compared to 2025.
Income Taxes

(in millions, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Provision for income taxes	$76.0	$68.1	$7.9	11.6%	$111.5	$103.0	$8.5	8.3%
Effective tax rate	22.8%	21.0%			22.4%	20.7%
The provision for income taxes on continuing operations increased during the second quarter and the first six months of 2026, primarily due to lower excess tax benefits from employee stock compensation.
The year-to-date provision reflects an anticipated tax rate of 23.2% and a $3.8 million discrete tax benefit, primarily from excess tax benefits from employee stock compensation, compared to a $12.6 million discrete tax benefit in the first six months of 2025.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$1,181.3	$1,095.6	$85.7	7.8%	7.7%	—%	0.1%
Operating income	$338.1	$323.8	$14.3	4.4%
Operating margin	28.6%	29.6%
Adjusted EBITDA(1)	$363.0	$346.3	$16.7	4.8%
Adjusted EBITDA margin(1)	30.7%	31.6%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$1,939.4	$1,894.1	$45.3	2.4%	2.0%	—%	0.4%
Operating income	$522.1	$518.6	$3.5	0.7%
Operating margin	26.9%	27.4%
Adjusted EBITDA(1)	$570.9	$562.8	$8.1	1.4%
Adjusted EBITDA margin(1)	29.4%	29.7%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
CCM's revenue increased in the second quarter and the first six months of 2026, primarily reflecting volume increases driven by continued execution of strategic growth initiatives supported by solid commercial re-roofing demand.
CCM's operating margin and adjusted EBITDA margin slightly decreased in the second quarter and the first six months of 2026, primarily due to raw materials and freight inflation driven by the conflict in the Middle East.
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

(in millions)	Three Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$389.0	$353.9	$35.1	9.9%	8.4%	1.2%	0.3%
Operating income	$41.8	$42.5	$(0.7)	(1.6)%
Operating margin	10.7%	12.0%
Adjusted EBITDA(1)	$74.1	$70.6	$3.5	5.0%
Adjusted EBITDA margin(1)	19.0%	19.9%

(in millions, except percentages)	Six Months Ended June 30,				Organic	Acquisition Effect	Exchange Rate Effect
	2026	2025	Change	%
Revenues	$683.0	$651.2	$31.8	4.9%	3.2%	1.3%	0.4%
Operating income	$59.1	$58.7	$0.4	0.7%
Operating margin	8.7%	9.0%
Adjusted EBITDA(1)	$118.9	$116.9	$2.0	1.7%
Adjusted EBITDA margin(1)	17.4%	18.0%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
CWT’s revenue increased in the second quarter and the first six months of 2026, primarily driven by increased volumes from share gains and the 2025 acquisition of Bonded Logic.
CWT’s operating margin and adjusted EBITDA margin decreased in the second quarter and the first six months of 2026 primarily due to elevated input and freight costs caused by inflated oil prices.
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

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$197.1	$288.9
Net cash provided by (used in) investing activities	(69.7)	(165.9)
Net cash provided by (used in) financing activities	(573.8)	(808.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.4)	0.8
Change in cash and cash equivalents	$(446.8)	$(685.1)
Operating Activities
Net cash provided by operating activities for the first six months of 2026 was $197.1 million, compared to $288.9 million for the first six months of 2025. The $91.8 million decrease was primarily driven by lower income from continuing operations, excluding non-cash reconciling items, of $11.0 million, and a $125 million post-year-end settlement of an accrued liability related to a transferable energy tax credit acquired in 2025. These decreases were partially offset by larger increases in accrued incentive compensation of $9.5 million, accrued rebates and commissions of $11.2 million driven by higher sales, and accrued taxes of $22.2 million related to the timing of other transferable energy tax credit acquisitions and related payments.
Net working capital requirements for the first six months of 2026 were generally consistent with the prior year. Higher investments in accounts receivable of $72.4 million driven by increased sales volume and inventory of $28.9 million driven by higher raw material costs were offset by a $106.1 million larger increase in accounts payable resulting from the timing and cost of raw material and freight purchases.
Investing Activities
Net cash used in investing activities of $69.7 million for the first six months of 2026 primarily reflected capital expenditures of $70.0 million. Cash used in investing activities of $165.9 million for the first six months of 2025 primarily reflected the purchases of ThermaFoam for $52.9 million and Bonded Logic for $57.7 million, and capital expenditures of $57.8 million.
Financing Activities
Net cash used in financing activities of $573.8 million in the first six months of 2026 primarily reflected share repurchases of $500.0 million and cash dividend payments of $90.1 million. Cash used in financing activities of $808.9 million in the first six months of 2025 primarily reflected share repurchases of $700.0 million and cash dividend payments of $88.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2026	2025	2026	2025
Net income (GAAP)	$255.2	$255.8	$382.9	$399.1
Less: Income (loss) from discontinued operations (GAAP)	(2.5)	0.3	(2.5)	3.5
Income from continuing operations (GAAP)	257.7	255.5	385.4	395.6
Provision for income taxes	76.0	68.1	111.5	103.0
Interest expense	27.4	14.7	55.7	29.5
Interest income	(6.6)	(1.4)	(15.5)	(7.8)
EBIT	354.5	336.9	537.1	520.3
Non-comparable (gains) / losses and costs related to:
Acquisitions	0.3	2.5	0.7	9.3
Dispositions	(0.1)	(0.2)	—	(0.1)
Restructuring	6.0	1.5	8.4	1.6
Casualty losses and insurance recoveries	0.6	—	0.6	—
Legal settlements	2.0	0.3	1.9	0.5
Pension settlements	—	(0.6)	—	(0.6)
Total non-comparable items	8.8	3.5	11.6	10.7
Adjusted EBIT	363.3	340.4	548.7	531.0
Depreciation	18.6	18.4	37.4	36.1
Amortization	30.1	30.5	60.5	60.6
Adjusted EBITDA	$412.0	$389.3	$646.6	$627.7
Divided by:
Total revenues	$1,570.3	$1,449.5	$2,622.4	$2,545.3
Adjusted EBITDA margin	26.2%	26.9%	24.7%	24.7%

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions, except percentages)	CCM	CWT	Corporate	CCM	CWT	Corporate
Operating income (loss) (GAAP)	$338.1	$41.8	$(27.4)	$323.8	$42.5	$(31.3)
Non-operating expense (income), net	0.1	(0.2)	(1.9)	(0.4)	0.2	(1.7)
EBIT	338.0	42.0	(25.5)	324.2	42.3	(29.6)
Non-comparable (gains) / losses and costs related to:
Acquisitions	—	0.2	0.1	—	0.9	1.6
Dispositions	—	(0.1)	—	(0.1)	(0.2)	0.1
Restructuring	1.7	4.3	—	—	1.5	—
Casualty losses and insurance recoveries	—	0.6	—	—	—	—
Legal settlements	0.4	1.6	—	—	0.3	—
Pension settlements	—	—	—	—	—	(0.6)
Total non-comparable items	2.1	6.6	0.1	(0.1)	2.5	1.1
Adjusted EBIT	340.1	48.6	(25.4)	324.1	44.8	(28.5)
Depreciation	13.8	4.6	0.2	13.0	5.0	0.4
Amortization	9.1	20.9	0.1	9.2	20.8	0.5
Adjusted EBITDA	$363.0	$74.1	$(25.1)	$346.3	$70.6	$(27.6)
Divided by:
Total revenues	$1,181.3	$389.0	$—	$1,095.6	$353.9	$—
Adjusted EBITDA margin	30.7%	19.0%	NM	31.6%	19.9%	NM

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions, except percentages)	CCM	CWT	Corporate	CCM	CWT	Corporate
Operating income (loss) (GAAP)	$522.1	$59.1	$(48.4)	$518.6	$58.7	$(58.7)
Non-operating expense (income), net	0.2	(0.3)	(4.2)	(0.5)	0.2	(1.4)
EBIT	521.9	59.4	(44.2)	519.1	58.5	(57.3)
Non-comparable (gains) / losses and costs related to:
Acquisitions	—	0.4	0.3	—	5.3	4.0
Dispositions	—	—	—	(0.1)	(0.1)	0.1
Restructuring	2.8	5.6	—	—	1.6	—
Casualty losses and insurance recoveries	—	0.6	—	—	—	—
Legal settlements	0.5	1.4	—	—	0.5	—
Pension settlements	—	—	—	—	—	(0.6)
Total non-comparable items	3.3	8.0	0.3	(0.1)	7.3	3.5
Adjusted EBIT	525.2	67.4	(43.9)	519.0	65.8	(53.8)
Depreciation	27.2	9.7	0.5	25.6	9.7	0.8
Amortization	18.5	41.8	0.2	18.2	41.4	1.0
Adjusted EBITDA	$570.9	$118.9	$(43.2)	$562.8	$116.9	$(52.0)
Divided by:
Total revenues	$1,939.4	$683.0	$—	$1,894.1	$651.2	$—
Adjusted EBITDA margin	29.4%	17.4%	NM	29.7%	18.0%	NM

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the Company’s market risk for the six months ended June 30, 2026. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report on Form 10-K").

Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of June 30, 2026, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal control over financial reporting. During the second quarter of 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 10.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended June 30, 2026:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 – April 30	0.2	$350.47	0.2	6.4
May 1 – May 31	0.3	345.42	0.3	6.1
June 1 – June 30	0.2	349.73	0.2	5.9
Total	0.7		0.7
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended June 30, 2026, there were less than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026.
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

CARLISLE COMPANIES INCORPORATED

Date:	July 30, 2026	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer