Form 10-Q
period 2026-09-30
CARLISLE COMPANIES INC
filed 2026-10-29
CIK 790051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
On October 22, 2026, there were 38,647,658 shares of the registrant's common stock, par value $1.00 per share, outstanding.

Carlisle Companies Incorporated

PART I—Financial Information
Item 1. Financial Statements
Carlisle Companies Incorporated
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$1,463.4	$1,346.9	$4,085.8	$3,892.2

Cost of goods sold	968.5	861.7	2,659.3	2,480.2
Selling and administrative expenses	186.1	177.9	557.2	568.8
Research and development expenses	11.9	12.4	35.4	34.2
Other operating expense (income), net	3.7	1.0	7.9	(3.5)
Operating income	293.2	293.9	826.0	812.5
Interest expense	27.7	21.3	83.4	50.8
Interest income	(6.1)	(6.8)	(21.6)	(14.6)
Other non-operating expense (income), net	1.7	1.6	(2.6)	(0.1)
Income from continuing operations before income taxes	269.9	277.8	766.8	776.4
Provision for income taxes	62.5	64.3	174.0	167.3
Income from continuing operations	207.4	213.5	592.8	609.1
Income (loss) from discontinued operations	0.7	0.7	(1.8)	4.2
Net income	$208.1	$214.2	$591.0	$613.3

Basic earnings per share attributable to common shares:
Income from continuing operations	$5.25	$5.01	$14.74	$14.07
Income (loss) from discontinued operations	0.02	0.01	(0.05)	0.09
Basic earnings per share	$5.27	$5.02	$14.69	$14.16

Diluted earnings per share attributable to common shares:
Income from continuing operations	$5.22	$4.97	$14.65	$13.94
Income (loss) from discontinued operations	0.02	0.01	(0.05)	0.09
Diluted earnings per share	$5.24	$4.98	$14.60	$14.03

Average shares outstanding:
Basic	39.4	42.5	40.2	43.2
Diluted	39.6	42.9	40.4	43.6

Comprehensive income:
Net income	$208.1	$214.2	$591.0	$613.3
Other comprehensive income (loss):
Foreign currency gains (losses)	(0.7)	(7.4)	(19.2)	29.8
Other, net of tax	0.8	0.7	2.5	1.4
Other comprehensive income (loss)	0.1	(6.7)	(16.7)	31.2
Comprehensive income	$208.2	$207.5	$574.3	$644.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

(in millions, except par values)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$546.7	$1,112.1
Receivables, net of allowance for credit losses of $3.3 and $3.9	884.7	593.8
Inventories	529.3	447.3
Prepaid expenses	32.0	28.5
Other current assets	111.3	95.7
Total current assets	2,104.0	2,277.4

Property, plant, and equipment, net of accumulated depreciation of $817.5 and $774.0	847.2	807.1
Goodwill	1,539.5	1,538.9
Other intangible assets, net of accumulated amortization of $759.8 and $673.7	1,335.4	1,425.5
Other long-term assets	203.7	214.1
Total assets	$6,029.8	$6,263.0

LIABILITIES AND EQUITY
Accounts payable	$378.2	$233.0
Other current liabilities	496.8	503.0
Total current liabilities	875.0	736.0

Long-term debt	2,887.4	2,881.6
Contract liabilities	351.9	342.5
Deferred taxes	218.7	245.6
Other long-term liabilities	258.5	261.9

Common stock(1)(2)	78.7	78.7
Additional paid-in capital	627.3	603.5
Treasury stock(3)	(6,964.9)	(6,149.3)
Accumulated other comprehensive loss	(86.7)	(70.0)
Retained earnings	7,783.9	7,332.5
Total liabilities and equity	$6,029.8	$6,263.0
(1)Preferred Stock: $1 par value; 5.0 shares authorized; no shares were issued or outstanding during any period presented
(2)Common Stock: $1 par value; 200.0 shares authorized; 38.8 and 41.0 shares outstanding, respectively
(3)Treasury Stock: at cost; 39.8 and 37.6 shares, respectively
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities:
Net income	$591.0	$613.3
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation	57.0	55.3
Amortization	89.7	91.2
Stock-based compensation	27.3	27.3
Deferred taxes	(25.5)	(2.3)
Other operating activities, net	30.4	33.1
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(292.1)	(184.6)
Inventories	(85.1)	(0.3)
Accounts payable	147.1	29.1
Other assets and liabilities	(28.6)	53.7
Net cash provided by (used in) operating activities	511.2	715.8

Investing activities:
Acquisitions, net of cash acquired	—	(108.1)
Capital expenditures	(106.8)	(91.3)
Other investing activities, net	0.6	—
Net cash provided by (used in) investing activities	(106.2)	(199.4)

Financing activities:
Proceeds from notes	—	987.8
Repurchases of common stock	(850.0)	(1,000.0)
Dividends paid	(139.6)	(135.3)
Proceeds from exercise of stock options	47.5	14.8
Withholding tax paid related to stock-based compensation	(11.9)	(13.5)
Other financing activities, net	(16.1)	(19.2)
Net cash provided by (used in) financing activities	(970.1)	(165.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	0.5
Change in cash and cash equivalents	(565.4)	351.5
Cash and cash equivalents at beginning of period	1,112.1	753.5
Cash and cash equivalents at end of period	$546.7	$1,105.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of June 30, 2025	42.6	$78.7	$585.6	$(72.2)	$7,083.8	36.0	$(5,555.3)	$2,120.6
Net income	—	—	—	—	214.2	—	—	214.2
Other comprehensive income (loss)	—	—	—	(6.7)	—	—	—	(6.7)
Dividends - $1.10 per share	—	—	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock(1)	(0.8)	—	—	—	—	0.8	(302.9)	(302.9)
Stock-based compensation(2)	0.1	—	7.3	—	—	(0.1)	6.4	13.7
Balance as of September 30, 2025	41.9	$78.7	$592.9	$(78.9)	$7,250.9	36.7	$(5,851.8)	$1,991.8

Balance as of June 30, 2026	39.8	$78.7	$619.0	$(86.8)	$7,625.3	38.8	$(6,619.0)	$1,617.2
Net income	—	—	—	—	208.1	—	—	208.1
Other comprehensive income (loss)	—	—	—	0.1	—	—	—	0.1
Dividends - $1.25 per share	—	—	—	—	(49.5)	—	—	(49.5)
Repurchases of common stock(1)	(1.0)	—	—	—	—	1.0	(351.3)	(351.3)
Stock-based compensation(2)	—	—	8.3	—	—	—	5.4	13.7
Balance as of September 30, 2026	38.8	$78.7	$627.3	$(86.7)	$7,783.9	39.8	$(6,964.9)	$1,438.3
(1)Repurchases of common stock include excise taxes on share repurchases.
(2)Stock-based compensation includes stock options exercised net of tax, restricted and performance shares vested, and shares issued and deferred associated with deferred compensation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Carlisle Companies Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in millions, except per share amounts)	Shares Outstanding	Amount				Shares	Cost
Balance as of December 31, 2024	44.4	$78.7	$589.0	$(110.1)	$6,773.1	34.2	$(4,867.4)	$2,463.3
Net income	—	—	—	—	613.3	—	—	613.3
Other comprehensive income (loss)	—	—	—	31.2	—	—	—	31.2
Dividends - $3.10 per share	—	—	—	—	(135.5)	—	—	(135.5)
Repurchases of common stock(1)	(2.8)	—	—	—	—	2.8	(1,009.2)	(1,009.2)
Stock-based compensation(2)	0.3	—	3.9	—	—	(0.3)	24.8	28.7
Balance as of September 30, 2025	41.9	$78.7	$592.9	$(78.9)	$7,250.9	36.7	$(5,851.8)	$1,991.8

Balance as of December 31, 2025	41.0	$78.7	$603.5	$(70.0)	$7,332.5	37.6	$(6,149.3)	$1,795.4
Net income	—	—	—	—	591.0	—	—	591.0
Other comprehensive income (loss)	—	—	—	(16.7)	—	—	—	(16.7)
Dividends - $3.45 per share	—	—	—	—	(139.6)	—	—	(139.6)
Repurchases of common stock(1)	(2.4)	—	—	—	—	2.4	(855.4)	(855.4)
Stock-based compensation(2)	0.2	—	23.8	—	—	(0.2)	39.8	63.6
Balance as of September 30, 2026	38.8	$78.7	$627.3	$(86.7)	$7,783.9	39.8	$(6,964.9)	$1,438.3
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

A summary of financial information by reportable segment follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Revenue	$1,084.9	$378.5	$1,463.4	$1,000.8	$346.1	$1,346.9

Cost of goods sold	695.1	271.4	966.5	615.5	246.7	862.2
Selling and administrative expenses	99.0	61.0	160.0	97.0	62.8	159.8
Research and development expenses	9.3	2.6	11.9	8.4	4.0	12.4
Other operating expense (income), net(1)	1.0	4.6	5.6	(0.4)	3.0	2.6
Segment operating income	280.5	38.9	319.4	280.3	29.6	309.9
Corporate operating expense			26.2			16.0
Interest expense			27.7			21.3
Interest income			(6.1)			(6.8)
Other non-operating expense (income), net			1.7			1.6
Income from continuing operations before income taxes			$269.9			$277.8

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Revenue	$3,024.3	$1,061.5	$4,085.8	$2,894.9	$997.3	$3,892.2

Cost of goods sold	1,899.2	756.4	2,655.6	1,781.5	697.5	2,479.0
Selling and administrative expenses	294.9	186.0	480.9	292.0	196.2	488.2
Research and development expenses	26.3	9.1	35.4	23.6	10.6	34.2
Other operating expense (income), net(1)	1.3	12.0	13.3	(1.1)	4.7	3.6
Segment operating income	802.6	98.0	900.6	798.9	88.3	887.2
Corporate operating expense			74.6			74.7
Interest expense			83.4			50.8
Interest income			(21.6)			(14.6)
Other non-operating expense (income), net			(2.6)			(0.1)
Income from continuing operations before income taxes			$766.8			$776.4
(1)Other operating expense (income), net, primarily consisted of restructuring-related costs, casualty losses, and litigation settlement costs for the three and nine months ended September 30, 2026, and lease termination and litigation settlement costs for the three and nine months ended September 30, 2025.
Other financial information by reportable segment follows:

	Three Months Ended September 30,
	2026		2025
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$22.5	$22.3	$22.6	$18.6
Carlisle Weatherproofing Technologies	25.9	13.9	26.3	14.9
Segment total	48.4	36.2	48.9	33.5
Corporate	0.4	0.6	0.9	—
Total	$48.8	$36.8	$49.8	$33.5

	Nine Months Ended September 30,
	2026		2025
(in millions)	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures
Carlisle Construction Materials	$68.2	$66.5	$66.4	$55.9
Carlisle Weatherproofing Technologies	77.4	39.5	77.4	35.4
Segment total	145.6	106.0	143.8	91.3
Corporate	1.1	0.8	2.7	—
Total	$146.7	$106.8	$146.5	$91.3
The Company does not report total assets by segment as this is not a metric used by the CODM to allocate resources or evaluate segment performance.
Note 3—Acquisitions
2025 Acquisitions
Bonded Logic
On June 30, 2025, the Company completed the acquisition of selected assets of Bonded Logic, Inc. and Phoenix Fibers, LLC (collectively, "Bonded Logic"), for cash consideration of $61.4 million. Bonded Logic is a U.S. manufacturer of sustainable thermal and acoustical insulation products and is best known for its innovative natural fiber insulation products. The acquisition of Bonded Logic is consistent with Carlisle’s Vision 2030 strategy and its strategic pivot to a pure play building products company. The acquisition reinforces Carlisle’s emphasis on increased investment in innovation, synergistic M&A, delivering on its sustainability commitments, and bringing to market new building envelope products that deliver energy efficiency and contractor labor savings.
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
A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Income from continuing operations	$207.4	$213.5	$592.8	$609.1
Less: Income allocated to participating securities	0.4	0.4	1.2	1.1
Income from continuing operations available to common stockholders	$207.0	$213.1	$591.6	$608.0

Shares:
Basic weighted-average shares outstanding	39.4	42.5	40.2	43.2
Effect of dilutive securities(1)	0.2	0.4	0.2	0.4
Diluted weighted-average shares outstanding	39.6	42.9	40.4	43.6

Earnings per share from continuing operations attributable to common shares:
Basic	$5.25	$5.01	$14.74	$14.07
Diluted	$5.22	$4.97	$14.65	$13.94
(1)The computation of diluted earnings per share excludes 0.4 million and 0.1 million antidilutive securities for the three months ended September 30, 2026 and 2025, respectively, and 0.4 million and 0.1 million antidilutive securities for the nine months ended September 30, 2026 and 2025, respectively.

Note 5—Revenues
Revenues by End-Market
A summary of revenues disaggregated by end-market follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$995.9	$171.0	$1,166.9	$924.6	$158.7	$1,083.3
Residential construction	89.0	171.6	260.6	76.2	149.1	225.3
Other	—	35.9	35.9	—	38.3	38.3
Total revenues	$1,084.9	$378.5	$1,463.4	$1,000.8	$346.1	$1,346.9

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
Non-residential construction	$2,780.7	$471.5	$3,252.2	$2,670.9	$461.8	$3,132.7
Residential construction	243.6	484.9	728.5	224.0	437.8	661.8
Other	—	105.1	105.1	—	97.7	97.7
Total revenues	$3,024.3	$1,061.5	$4,085.8	$2,894.9	$997.3	$3,892.2
Revenues by Geographic Area
A summary of revenues based on the region to which the product was delivered follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$1,000.0	$327.5	$1,327.5	$912.9	$292.0	$1,204.9
International:
Europe	56.4	5.4	61.8	62.7	5.3	68.0
North America (excluding U.S.)	23.5	43.2	66.7	19.1	44.2	63.3
Other	5.0	2.4	7.4	6.1	4.6	10.7
Total international	84.9	51.0	135.9	87.9	54.1	142.0
Total revenues	$1,084.9	$378.5	$1,463.4	$1,000.8	$346.1	$1,346.9

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	CCM	CWT	Total	CCM	CWT	Total
United States	$2,749.2	$913.8	$3,663.0	$2,634.6	$848.8	$3,483.4
International:
Europe	196.7	17.0	213.7	186.8	14.5	201.3
North America (excluding U.S.)	62.5	120.8	183.3	56.1	121.1	177.2
Other	15.9	9.9	25.8	17.4	12.9	30.3
Total international	275.1	147.7	422.8	260.3	148.5	408.8
Total revenues	$3,024.3	$1,061.5	$4,085.8	$2,894.9	$997.3	$3,892.2
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

(in millions)	2026	2025
Balance as of January 1	$372.3	$350.5
Revenue deferred	34.5	38.2
Revenue recognized	(24.2)	(22.9)
Balance as of September 30	$382.6	$365.8

A summary of revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026, follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter
Extended service warranties	$8.0	$31.0	$30.0	$29.0	$28.1	$27.1	$229.4
Note 6—Income Taxes
The effective income tax rate on continuing operations for the nine months ended September 30, 2026, was 22.7%. The year-to-date provision for income taxes included taxes on earnings at an anticipated rate of 23.2% and a tax benefit of $3.9 million of discrete activity primarily related to excess tax benefits from employee stock compensation.
The effective income tax rate on continuing operations for the nine months ended September 30, 2025, was 21.5%.
Note 7—Inventories
A summary of the Company's inventories follows:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$170.4	$169.6
Work-in-process	33.2	25.1
Finished goods	339.4	266.5
Reserves	(13.7)	(13.9)
Inventories	$529.3	$447.3
Note 8—Other Intangible Assets
A summary of the Company's other intangible assets follows:

	September 30, 2026			December 31, 2025
(in millions)	Acquired Cost	Accumulated Amortization	Net Book Value	Acquired Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,474.6	$(554.3)	$920.3	$1,479.6	$(483.6)	$996.0
Indefinite-lived trade names	253.4	—	253.4	254.4	—	254.4
Technology	202.1	(123.8)	78.3	203.3	(116.6)	86.7
Definite-lived trade names	117.3	(47.4)	69.9	117.6	(43.1)	74.5
Other	47.8	(34.3)	13.5	44.3	(30.4)	13.9
Other intangible assets	$2,095.2	$(759.8)	$1,335.4	$2,099.2	$(673.7)	$1,425.5
Note 9—Long-term Debt
A summary of the Company's long-term debt follows:

(in millions)			Fair Value(1)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
5.55% Notes due 2040	$500.0	$500.0	$455.0	$505.6
5.25% Notes due 2035	500.0	500.0	467.3	511.1
2.20% Notes due 2032	550.0	550.0	455.8	479.4
2.75% Notes due 2030	750.0	750.0	681.1	707.8
3.75% Notes due 2027	600.0	600.0	590.3	597.1
Unamortized discount and debt issuance costs	(24.3)	(27.3)
Other	17.0	13.7
Total debt	2,892.7	2,886.4
Less: Current portion of debt	5.3	4.8
Long-term debt	$2,887.4	$2,881.6
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
Revolving Credit Facility
During the nine months ended September 30, 2026, there were no borrowings or repayments under the Company's Fifth Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"). As of September 30, 2026 and December 31, 2025, the Company had no outstanding balance and $1.0 billion available under the Credit Agreement.
Covenants and Limitations
The Company's outstanding unsecured notes and the Credit Agreement require the Company to meet various restrictive covenants and limitations, including certain leverage and interest coverage ratios and limits on outstanding debt balances held by certain subsidiaries. The Company was in compliance with all covenants and limitations as of September 30, 2026 and December 31, 2025.
Letters of Credit and Guarantees
During the normal course of business, the Company enters into commitments in the form of letters of credit and bank guarantees to provide its own financial and performance assurance to third parties. The Company has not issued any guarantees on behalf of any third parties. As of September 30, 2026 and December 31, 2025, the Company had $48.7 million and $48.8 million, respectively, in letters of credit and bank guarantees outstanding. The Company has multiple arrangements for up to $125.0 million in letters of credit, of which $76.3 million was available as of September 30, 2026.
Note 10—Commitments and Contingencies
Litigation
As of September 30, 2026, there were no material developments in the legal proceedings included in Note 15 to the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and there were no new material legal proceedings during the nine months ended September 30, 2026.

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
Executive Overview
Carlisle recorded third quarter diluted earnings per share from continuing operations of $5.22, up 5% year-over-year, on 9% revenue growth to $1.5 billion. Both CCM and CWT again grew faster than their underlying markets, reflecting our Vision 2030 strategic initiatives, the strength of our resilient business model, and the Carlisle Experience we deliver to contractors, distributors, and building owners. Even as petroleum-derived input and freight costs rose sharply, our teams grew volume, built price realization, and delivered solid results.
CCM grew revenue 8%, driven by strong volume from our strategic initiatives, including growing traction in data centers, together with solid re-roofing demand and price realization. Re-roofing has grown steadily since we launched Vision 2030, supported by an aging building stock and the non-discretionary nature of roof replacement. CCM operating income was $281 million and adjusted EBITDA increased 1% to $306 million, driven by higher volumes, Carlisle Operating System productivity gains, and disciplined cost management. At CWT, share gains more than offset continued softness in new construction. CWT operating income increased 31% to $39 million, and adjusted EBITDA grew 13% with 60 basis points of margin expansion, reflecting our investments in automation, manufacturing consolidation, and in-house expanded polystyrene resin capacity. We also continued to advance our innovation pipeline, with nine of the twelve new products planned for this year now in the market.
Price realization continued to build through the quarter, supported by the freight surcharges and broad-based price increases implemented across CCM and CWT. Customers have continued to choose Carlisle as these actions have taken hold, and we have not seen a material change in demand. Renewed escalation of the conflict in the Middle East drove petroleum-derived raw material, diesel, and freight costs higher, well above what we anticipated in our July outlook. As in prior inflationary cycles, pricing typically lags cost inflation, which drove the year-over-year decline in margins. We view this as a timing issue, not a structural one. We expect the benefit of our pricing actions to keep building through the fourth quarter and into 2027, and margin expansion to resume as raw material costs normalize.
Our strong cash generation continues to support our balanced and disciplined approach to capital allocation. During the quarter, we repurchased $350 million of shares. We also increased our quarterly dividend by 14%, marking our 50th consecutive annual dividend increase and earning Carlisle the distinction of a "Dividend King." This milestone reflects the durability of our business model and our long-standing commitment to returning capital to shareholders. Our balance sheet remains strong, and we remain on track with our $1.2 billion share repurchase target for 2026. Our M&A framework remains unchanged, focused on disciplined, synergistic building envelope acquisitions that enhance our systems offering, increase content per square foot, and meet our strict returns criteria.
For the fourth quarter, we expect high-single-digit revenue growth with flat margins, as the benefits of our pricing actions continue to build. Our outlook does not assume a near-term recovery in new construction markets. With the strength of our business model, resilient re-roofing demand, and our leadership position in North America, we remain committed to advancing Vision 2030 through organic growth, acquisitions, margin expansion, and increased cash flow, and we remain confident in our path to our Vision 2030 financial objectives.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts and percentages)	2026	2025	2026	2025
Revenues	$1,463.4	$1,346.9	$4,085.8	$3,892.2
Operating income	$293.2	$293.9	$826.0	$812.5
Operating margin	20.0%	21.8%	20.2%	20.9%
Income from continuing operations	$207.4	$213.5	$592.8	$609.1
Diluted earnings per share from continuing operations	$5.22	$4.97	$14.65	$13.94

Adjusted EBITDA(1)	$348.1	$348.7	$994.7	$976.4
Adjusted EBITDA margin(1)	23.8%	25.9%	24.3%	25.1%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
Consolidated Results of Operations
Revenues

(in millions, except percentages)	2026	2025	Change	%
Three months ended September 30	$1,463.4	$1,346.9	$116.5	8.6%
Nine months ended September 30	$4,085.8	$3,892.2	$193.6	5.0%
Revenues increased 9% in the third quarter of 2026. Higher volumes at both CCM and CWT contributed approximately 6%, and realization of price increases and freight surcharges implemented in the second and third quarters to offset input cost inflation contributed approximately 3%.
Revenues increased 5% in the first nine months of 2026. Higher volumes at both CCM and CWT contributed approximately 3%, realization of price increases and freight surcharges implemented in the second and third quarters to offset input cost inflation contributed approximately 1%, and revenues from acquisitions contributed less than 1%.
Gross Profit

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Gross profit	$494.9	$485.2	$9.7	2.0%	$1,426.5	$1,412.0	$14.5	1.0%
Gross margin	33.8%	36.0%			34.9%	36.3%
Gross margin decreased in the third quarter and the first nine months of 2026, primarily driven by inflation of our petrochemical-based raw material inputs, diesel, and freight costs. The rapid increase in oil prices caused by the conflict in the Middle East outpaced the impact of price increases put in place during the second and third quarters.
Selling and Administrative Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Selling and administrative expenses	$186.1	$177.9	$8.2	4.6%	$557.2	$568.8	$(11.6)	(2.0)%
As a percentage of revenues	12.7%	13.2%			13.6%	14.6%
Selling and administrative expenses increased in the third quarter, primarily due to higher wage and benefit expenses of $7.1 million, driven by increased incentive compensation, and higher commissions expense of $2.8 million, partially offset by lower advertising expenses of $1.3 million.
Selling and administrative expenses decreased in the first nine months of 2026, primarily due to an $11.9 million decrease in acquisition-related costs and professional fees.

Research and Development Expenses

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Research and development expenses	$11.9	$12.4	$(0.5)	(4.0)%	$35.4	$34.2	$1.2	3.5%
As a percentage of revenues	0.8%	0.9%			0.9%	0.9%
Research and development expenses were relatively flat in the third quarter and the first nine months of 2026. Consistent with a key pillar of Vision 2030, the Company remains committed to investing in innovation through the development of new products and solutions that create value by advancing sustainability and energy and labor efficiency.
Interest

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest expense	$27.7	$21.3	$6.4	30.0%	$83.4	$50.8	$32.6	64.2%
Interest income	$(6.1)	$(6.8)	$0.7	(10.3)%	$(21.6)	$(14.6)	$(7.0)	47.9%
Interest expense increased in the third quarter and the first nine months of 2026, primarily due to higher long-term debt balances associated with the notes issued on August 20, 2025. Refer to Note 9 for further information on our long-term debt.
Interest income decreased during the third quarter of 2026, primarily due to lower average invested cash balances compared to the third quarter of 2025. Interest income increased during the first nine months of 2026, primarily due to higher average invested cash balances compared to the corresponding period in 2025.
Income Taxes

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Provision for income taxes	$62.5	$64.3	$(1.8)	(2.8)%	$174.0	$167.3	$6.7	4.0%
Effective tax rate	23.2%	23.1%			22.7%	21.5%
The provision for income taxes on continuing operations decreased during the third quarter of 2026, primarily due to lower pre-tax income. The provision for income taxes on continuing operations increased during the first nine months of 2026, primarily due to lower excess tax benefits from employee stock compensation.
The year-to-date provision reflects an anticipated tax rate of 23.2% and a $3.9 million discrete tax benefit, primarily from excess tax benefits from employee stock compensation, compared to a $12.1 million discrete tax benefit in the first nine months of 2025.
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

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Revenues	$1,084.9	$1,000.8	$84.1	8.4%	$3,024.3	$2,894.9	$129.4	4.5%
Operating income	$280.5	$280.3	$0.2	0.1%	$802.6	$798.9	$3.7	0.5%
Operating margin	25.9%	28.0%			26.5%	27.6%
Adjusted EBITDA(1)	$305.7	$302.6	$3.1	1.0%	$876.6	$865.4	$11.2	1.3%
Adjusted EBITDA margin(1)	28.2%	30.2%			29.0%	29.9%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.

CCM’s revenue increased 8% in the third quarter of 2026. Higher volumes from continued execution of strategic initiatives and solid re-roofing demand contributed approximately 5%, and realization of price increases and freight surcharges implemented in the second and third quarters to offset input cost inflation contributed approximately 3%.
CCM’s revenue increased 4% in the first nine months of 2026. Higher volumes from continued execution of strategic initiatives and solid re-roofing demand contributed approximately 3%, and realization of price increases and freight surcharges implemented in the second and third quarters to offset input cost inflation contributed approximately 1%.
CCM's operating margin and adjusted EBITDA margin decreased in the third quarter and the first nine months of 2026, primarily due to raw material, diesel, and freight inflation driven by the conflict in the Middle East, which outpaced pricing realization.
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

(in millions, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Revenues	$378.5	$346.1	$32.4	9.4%	$1,061.5	$997.3	$64.2	6.4%
Operating income	$38.9	$29.6	$9.3	31.4%	$98.0	$88.3	$9.7	11.0%
Operating margin	10.3%	8.6%			9.2%	8.9%
Adjusted EBITDA(1)	$68.3	$60.2	$8.1	13.5%	$187.2	$177.1	$10.1	5.7%
Adjusted EBITDA margin(1)	18.0%	17.4%			17.6%	17.8%
(1)Refer to Non-GAAP Financial Measures in this MD&A for more information.
CWT’s revenue increased 9% in the third quarter of 2026. Higher volumes from share gains and weather conditions that drove demand for roof coatings contributed approximately 7%, and realization of price increases implemented in the second and third quarters to offset input cost inflation contributed approximately 2%.
CWT’s revenue increased 6% in the first nine months of 2026. Higher volumes from share gains contributed approximately 5%, realization of price increases implemented in the second and third quarters to offset input cost inflation contributed less than 1%, and the 2025 acquisition of Bonded Logic contributed less than 1%.
CWT’s operating margin and adjusted EBITDA margin increased in the third quarter, driven by the benefits of operating leverage on higher volumes, which were supported by our investments in automation, manufacturing footprint consolidation, and in-house expanded polystyrene resin capacity, combined with building price realization. This more than offset elevated input and freight costs resulting from higher oil prices. Margins for the first nine months of 2026 were relatively flat as higher volumes were offset by elevated input and freight costs.
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

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$511.2	$715.8
Net cash provided by (used in) investing activities	(106.2)	(199.4)
Net cash provided by (used in) financing activities	(970.1)	(165.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.3)	0.5
Change in cash and cash equivalents	$(565.4)	$351.5
Operating Activities
Net cash provided by operating activities for the first nine months of 2026 was $511.2 million, compared to $715.8 million for the first nine months of 2025. The $204.6 million decrease was primarily driven by lower income from continuing operations, excluding non-cash reconciling items, of $42.0 million, higher working capital uses of $74.3 million, and a $125 million post-year-end settlement of an accrued liability related to a transferable energy tax credit acquired in 2025. These decreases were partially offset by larger increases in accrued incentive compensation of $14.9 million and accrued rebates and commissions of $19.2 million driven by higher sales.
Net working capital requirements for the first nine months of 2026 increased by $74.3 million compared to the prior year. Larger increases in accounts receivable of $107.5 million driven by increased sales and inventory of $84.8 million driven by higher raw material costs were partially offset by a $118.0 million larger increase in accounts payable resulting from increased raw material and freight costs.
Investing Activities
Net cash used in investing activities of $106.2 million for the first nine months of 2026 primarily reflected capital expenditures of $106.8 million. Cash used in investing activities of $199.4 million for the first nine months of 2025 primarily reflected the purchases of ThermaFoam for $52.9 million and Bonded Logic for $57.7 million, and capital expenditures of $91.3 million.
Financing Activities
Net cash used in financing activities of $970.1 million in the first nine months of 2026 primarily reflected share repurchases of $850.0 million and cash dividend payments of $139.6 million. Cash used in financing activities of $165.4 million in the first nine months of 2025 primarily reflected share repurchases of $1.0 billion and cash dividend payments of $135.3 million, partially offset by net proceeds of $987.8 million from the issuance of the notes on August 20, 2025.
Non-GAAP Financial Measures
EBIT, Adjusted EBIT, Adjusted EBITDA and Adjusted EBITDA Margin
Earnings before interest and taxes ("EBIT"), adjusted EBIT, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA margin are intended to provide investors and others with information about our performance and our segments' performance without the effect of items that, by their nature, tend to obscure core operating results due to potential variability across periods based on the timing, frequency and magnitude of such items. As a result, management believes that these measures enhance the ability of investors to analyze trends in our business and evaluate our performance relative to similarly-situated companies. This information differs from net income, operating income, and operating margin determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with GAAP. Our and our segments' EBIT, adjusted EBIT, adjusted EBITDA and adjusted EBITDA margin follow. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	2026	2025
Net income (GAAP)	$208.1	$214.2	$591.0	$613.3
Less: Income (loss) from discontinued operations (GAAP)	0.7	0.7	(1.8)	4.2
Income from continuing operations (GAAP)	207.4	213.5	592.8	609.1
Provision for income taxes	62.5	64.3	174.0	167.3
Interest expense	27.7	21.3	83.4	50.8
Interest income	(6.1)	(6.8)	(21.6)	(14.6)
EBIT	291.5	292.3	828.6	812.6
Non-comparable (gains) / losses and costs related to:
Acquisitions	0.1	0.6	0.8	9.9
Dispositions	—	—	—	(0.1)
Restructuring	1.2	2.8	9.6	4.4
Casualty losses and insurance recoveries	3.8	—	4.4	—
Legal settlements	1.3	1.1	3.2	1.6
Pension settlements	1.4	2.1	1.4	1.5
Total non-comparable items	7.8	6.6	19.4	17.3
Adjusted EBIT	299.3	298.9	848.0	829.9
Depreciation	19.6	19.2	57.0	55.3
Amortization	29.2	30.6	89.7	91.2
Adjusted EBITDA	$348.1	$348.7	$994.7	$976.4
Divided by:
Total revenues	$1,463.4	$1,346.9	$4,085.8	$3,892.2
Adjusted EBITDA margin	23.8%	25.9%	24.3%	25.1%

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions, except percentages)	CCM	CWT	Corporate	CCM	CWT	Corporate
Operating income (loss) (GAAP)	$280.5	$38.9	$(26.2)	$280.3	$29.6	$(16.0)
Non-operating expense (income), net	—	0.2	1.5	0.5	0.1	1.0
EBIT	280.5	38.7	(27.7)	279.8	29.5	(17.0)
Non-comparable (gains) / losses and costs related to:
Acquisitions	—	0.1	—	—	0.7	(0.1)
Dispositions	—	—	—	0.1	(0.1)	—
Restructuring	0.8	0.4	—	0.1	2.7	—
Casualty losses and insurance recoveries	1.9	1.9	—	—	—	—
Legal settlements	—	1.3	—	—	1.1	—
Pension settlements	—	—	1.4	—	—	2.1
Total non-comparable items	2.7	3.7	1.4	0.2	4.4	2.0
Adjusted EBIT	283.2	42.4	(26.3)	280.0	33.9	(15.0)
Depreciation	14.0	5.2	0.4	13.4	5.4	0.4
Amortization	8.5	20.7	—	9.2	20.9	0.5
Adjusted EBITDA	$305.7	$68.3	$(25.9)	$302.6	$60.2	$(14.1)
Divided by:
Total revenues	$1,084.9	$378.5	$—	$1,000.8	$346.1	$—
Adjusted EBITDA margin	28.2%	18.0%	NM	30.2%	17.4%	NM

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions, except percentages)	CCM	CWT	Corporate	CCM	CWT	Corporate
Operating income (loss) (GAAP)	$802.6	$98.0	$(74.6)	$798.9	$88.3	$(74.7)
Non-operating expense (income), net	0.2	(0.1)	(2.7)	—	0.3	(0.4)
EBIT	802.4	98.1	(71.9)	798.9	88.0	(74.3)
Non-comparable (gains) / losses and costs related to:
Acquisitions	—	0.5	0.3	—	6.0	3.9
Dispositions	—	—	—	—	(0.2)	0.1
Restructuring	3.6	6.0	—	0.1	4.3	—
Casualty losses and insurance recoveries	1.9	2.5	—	—	—	—
Legal settlements	0.5	2.7	—	—	1.6	—
Pension settlements	—	—	1.4	—	—	1.5
Total non-comparable items	6.0	11.7	1.7	0.1	11.7	5.5
Adjusted EBIT	808.4	109.8	(70.2)	799.0	99.7	(68.8)
Depreciation	41.2	14.9	0.9	39.0	15.1	1.2
Amortization	27.0	62.5	0.2	27.4	62.3	1.5
Adjusted EBITDA	$876.6	$187.2	$(69.1)	$865.4	$177.1	$(66.1)
Divided by:
Total revenues	$3,024.3	$1,061.5	$—	$2,894.9	$997.3	$—
Adjusted EBITDA margin	29.0%	17.6%	NM	29.9%	17.8%	NM
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
•our mix of products/services;
•increases in raw material, energy, and freight costs that cannot be recovered in product pricing;
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in the Company’s market risk for the nine months ended September 30, 2026. For additional information, refer to "PART II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report on Form 10-K").
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation and as of September 30, 2026, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b.Changes in internal control over financial reporting. During the third quarter of 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—Other Information
Item 1. Legal Proceedings
The Company is a party to certain lawsuits in the ordinary course of business. Information about legal proceedings is included in Note 10.
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors disclosed in "PART I—Item 1A. Risk Factors" in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of common stock during the three months ended September 30, 2026:

(in millions, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – July 31	0.3	$340.53	0.3	5.6
August 1 – August 31	0.3	367.13	0.3	5.3
September 1 – September 30	0.4	331.18	0.4	4.9
Total	1.0		1.0
(1)The Company may also reacquire shares outside of the repurchase program from time to time in connection with the forfeiture of shares in satisfaction of tax withholding obligations from the vesting of share-based compensation. During the three months ended September 30, 2026, there were fewer than 0.1 million shares reacquired in transactions outside of the share repurchase program.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026.

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

CARLISLE COMPANIES INCORPORATED

Date:	October 29, 2026	By:	/s/ Kevin P. Zdimal
Kevin P. Zdimal
Vice President and Chief Financial Officer